Form 10-Q
period 2006-06-30
Rockies Region Private LP
filed 2006-12-08
CIK 1350567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

[  ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from         to

Commission file number 000-51959

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

West Virginia (a limited partnership) (State or other jurisdiction of incorporation or organization) 103 East Main Street, Bridgeport, West Virginia (Address of principal executive offices)	20-3890540 (I.R.S. Employer Identification No.) 26330 (Zip Code)

Registrant's Telephone Number, including area code: (304) 842-6256

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  __  No XX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer" and large accelerated filer  in Rule 12b-2 of the Exchange Act.

Large accelerated Filer {    }                          Accelerated Filer {   }                                       Non-accelerated filer {X  }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes            No     XX

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005

Statements of Operations - Three Months and Six Months Ended June 30, 2006 (unaudited)

Statement of Partners' Equity -  Six Months Ended June 30, 2006 (unaudited)

Statement of Cash Flows - Six Months Ended June 30, 2006 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.            Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Item 4.            Controls and Procedures

PART II - OTHER INFORMATION

Item 1A.         Risk Factors

Item 6.            Exhibits

Signatures

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

Assets	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 881	$ -
Accounts receivable - oil and gas sales	6,195,767	-
Due from Managing General Partner - other	8,239	-
Due from Managing General Partner - derivatives, short term	6,807	-
Total current assets	6,211,694	-

Oil and gas properties, successful efforts method:
Oil and gas properties	35,091,253	-
Wells in progress	1,523,621	315,408
Less accumulated depreciation, depletion and amortization	(1,747,012)	-
	34,867,862	315,408

Prepayments for development of oil and gas properties	4,484,301	42,532,187
Total oil and gas properties	39,352,163	42,847,595

Total Assets	$ 45,563,857	$ 42,847,595

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 936,101	$ 20,027

Due to Managing General Partner - derivatives, long term	5,647	-
Asset retirement obligations	257,584	-

Partners' equity	44,364,525	42,827,568

Total Liabilities and Partners' Equity	$ 45,563,857	$ 42,847,595

See accompanying notes to financial statements.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months Ended June 30, 2006

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Revenues:
Sales of oil and gas	$ 5,775,680	$ 6,195,767

Costs and Expenses:
Exploratory dry hole costs	749,216	2,000,553
Production and operating costs	846,418	916,074
Direct costs	388	888
Depreciation, depletion and amortization	1,622,116	1,747,012
Accretion of asset retirement obligations	3,176	5,451
Total Costs and Expenses	3,221,314	4,669,978

Income from operations	2,554,366	1,525,789

Interest income	1,269	1,269
Oil and gas price risk management gain	8,135	9,899

Net income	$ 2,563,770	$ 1,536,957

Net income per Investor Partner unit	$ 1,004	$ 602

Investor Partner units outstanding	1,787	1,787

See accompanying notes to financial statements.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months Ended June 30, 2006

(Unaudited)

Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2005	$ 31,601,906	$ 11,225,662	$ 42,827,568

Net income	1,075,870	461,087	1,536,957

Balance, June 30, 2006	$ 32,677,776	$ 11,686,749	$ 44,364,525

See accompanying notes to financial statements.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months Ended June 30, 2006

(Unaudited)

Cash flows from operating activities:
Net income	$ 1,536,957
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	1,747,012
Exploratory dry hole costs	2,000,553
Accretion of asset retirement obligations	5,451
Unrealized gain on derivative transactions	(1,160)
Changes in operating assets and liabilities:
Increase in accounts receivable oil and gas sales	(6,195,767)
Increase in due from Managing General Partner	(8,239)
Increase in accounts payable and accrued expenses	916,074
Net cash provided by operating activities	881

Net increase in cash and cash equivalents	881
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$ 881

See accompanying notes to financial statements.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

1.         Description of Business

Rockies Region Private Limited Partnership (the "Partnership") was organized as a West Virginia limited partnership on December 6, 2005 for the purpose of engaging in the exploration and development of oil and gas properties primarily in the Rocky Mountain Region of the United States.  Business operations of the Partnership commenced on December 30, 2005 upon the closing of the offering for the sale of partnership units.

Purchasers of partnership units subscribed to and fully paid for 41.5 units of limited partner interests and 1,745.28 units of additional general partner interests at $20,000 per unit, or a total of 1,786.78 units with contributed capital of $35,735,509. Petroleum Development Corporation, which serves as the Managing General Partner of the Partnership, contributed capital of $11,231,670 to the Partnership for a 30% ownership interest.  A total of $46,967,179 was contributed by all partners in the aggregate. The limited and additional general partners collectively are referred to below as "Investor Partners."

In accordance with the terms of the Limited Partnership Agreement (the "Partnership Agreement"), the Managing General Partner manages all activities of the Partnership, is designated as the operator for drilling and production of the Partnership's oil and gas wells, and acts as the intermediary for substantially all Partnership transactions.

2.         Significant Accounting Policies

The accompanying interim financial statements have been prepared from the Partnership's records using the same policies and procedures as the Partnership's December 31, 2005 audited financial statements. The interim financial statements do not include all disclosures required by U.S. generally accepted accounting principles, since Regulation S-X allows certain information and footnote disclosures that would typically be required in annual financial statements to be condensed or omitted.  However, management believes that the interim financial statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2006.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2005, and included in the Partnership's Form 10/A filed with the Securities and Exchange Commission ("SEC") on October 4, 2006.

These financial statements include only those assets, liabilities and results of operations of the Partnership.  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities, nor of the activities of the Managing General Partner.

A.  Oil and Gas Properties

The Partnership accounts for its oil and gas properties under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed producing oil and gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and gas reserves.  The Partnership obtains updated reserve reports from independent petroleum engineers annually as of December 31st of each year.  The Partnership adjusts for any new drilling activity during the year as needed.

In periods prior to receiving a reserve report from an independent petroleum engineer the Partnership relies on the engineers and professionals of its Managing General Partner to provide reserve estimates used to calculate its depreciation and depletion.  The Managing General Partner is staffed with experienced petroleum engineers and other professionals who utilize similar methods to estimate reserves as those used by an independent petroleum

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

engineer.  The Managing General Partner's engineers consider, along with other data, available geological, geophysical, production and economic data for each reservoir.  Data is obtained internally through the Managing General Partner's long history and experience in preparing such estimates, and when available, externally from available public records.  Revisions subsequent to the date of estimate may be necessary as results of drilling, testing and production indicate a revision is appropriate.  While the reserve estimates prepared by the Managing General Partner may differ from those prepared by other engineers, its estimation of proved reserves is based on the requirement of reasonable certainty.

Exploratory well drilling costs are initially capitalized but charged to expense if the well is determined to be nonproductive.  The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting. Cumulative costs on in-progress wells ("Suspended Well Costs") remain capitalized until their productive status becomes known.  If an in-progress exploratory well is found to be unsuccessful (referred to as a dry hole) prior to the issuance of financial statements, the costs are expensed to exploratory dry hole costs. If a final determination about the productive status of a well is unable to be made prior to issuance of the financial statements, suspended well costs are capitalized until there is sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained. When a final determination of a well's productive status is made, the well is removed from the suspended well status and the proper accounting treatment is recorded. The determination of an exploratory well's ability to produce is made within one year from the completion of drilling activities.

Upon sale or retirement of significant portions of or complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage, is credited or charged to income.  Upon sale of individual wells, the proceeds are credited to property costs.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to the Partnership's estimates of future production or product prices could result in an impairment of the Partnership's oil and gas properties in subsequent periods. If net capitalized costs exceed undiscounted future net cash flows, an impairment is recorded.  The measurement of impairment is based on estimated fair value which may consider future discounted cash flows.

B.  Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Natural gas is marketed by an affiliate of the Managing General Partner under contracts on behalf of the Partnership with terms ranging from one month up to the life of the well.  Virtually all of the contracts' pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

Sales of crude oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership does not refine any of its oil production.  The Partnership's crude oil production is sold to purchasers under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

C.  Asset Retirement Obligations

The Partnership accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time a well is completely drilled. Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to expense. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization.

D.  Derivative Financial Instruments

The Partnership uses derivative financial instruments as a way to manage exposure to commodity prices. The Partnership accounts for derivative financial instruments in accordance with FAS Statement No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities" as amended.  None of the derivative contracts qualified for hedge accounting under the terms of FAS No. 133.  Accordingly, the derivative instruments are recorded as an asset or liability on the balance sheet at fair value and the change in the fair value is recorded in "oil and gas price risk management loss (gain), net."  Because derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership, they are reported on the balance sheet as a net short-term or long-term receivable due from or payable due to the Managing General Partner.

The measurement of fair value is based on actively quoted market prices, if available. Otherwise, the Managing General Partner seeks indicative price information from external sources including broker quotes and industry publications. If pricing information from external sources is not available, measurement involves judgment and estimates. These estimates are based on valuation methodologies considered appropriate by the Managing General Partner.

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership.  The Managing General Partner minimizes this credit risk by entering into transactions with high-quality counterparties.

E.  Income Taxes

Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

F.  Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results may differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties which are used in assessing impairment of long-lived assets and for recording depreciation, depletion and amortization of oil and gas properties.

 ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

3.         Transactions with Managing General Partner and Affiliates

The Managing General Partner and its wholly-owned subsidiary, Riley Natural Gas, are regularly reimbursed for operating expenses and receive fees for services as provided for in the Partnership Agreement. The table below presents the transactions with the Managing General Partner as of and for the six months ended  June 30, 2006.

As of and for the six months ended June 30, 2006:

Lease, drilling and completion costs incurred	$ 38,363,294
Prepayment for development of oil and gas properties	$ 4,484,301
Due from Managing General Partner - other	$ 8,239
Well operations fees	$ 70,407

In addition, as the operator of the Partnership's wells, the Managing General Partner receives all proceeds from the sale of the oil and gas produced and pays for all costs incurred related to services, equipment and supplies from vendors for all well production and operating costs and other direct costs of the Partnership.  Net revenue from oil and gas operations is generally distributed monthly to all partners based on their share of costs and revenues; however the Partnership retains the underlying credit risk related to the customer.  No distributions were paid during the six months ended June 30, 2006.   The first revenue distribution was made in July 2006 and amounted to $871,400.  See "Note 4 - Allocation of  Partners' Interests."

As described above in "Note 2 - Significant Accounting Policies", the Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership's exposure to price risk from oil and natural gas production. In the three and six months ended June 30, 2006, the Partnership recorded net gains from oil and gas price risk management of $8,135 and $9,899, respectively.  The following table summarizes the open derivative positions for the Partnership as of June 30, 2006.

			Weighted
		Quantity	Average	Fair
Commodity	Type	Gas-Mmbtu	Price	Value
		(a)
Total Positions as of June 30, 2006:
Natural Gas	Sale Option	250,603	$ 5.71	$ 22,950
Natural Gas	Purchase Option	50,612	$ 7.74	(21,790)
Due from Managing General Partner - derivatives, total				$ 1,160

Positions maturing within 12 months following June 30, 2006:
Natural Gas	Sale Option	207,362	$ 5.75	$ 28,597
Natural Gas	Purchase Option	50,612	$ 7.74	(21,790)
Due from Managing General Partner - derivatives, short-term				$ 6,807

(a) Mmbtu - one million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

 As of June 30, 2006 the maximum term for the derivative positions listed above is 13 months.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

4.     Allocation of Partners' Interests

The table below summarizes the participation of the Managing General Partner and the Investor Partners in the costs and revenues of the Partnership, taking into account the Managing General Partner's capital contribution which is equal to a minimum of 31.4% of the Investor Partners capital contributions.

		Managing
	Investor	General
Partnership Costs	Partners	Partner
Broker-dealer Commissions Expenses	100%	0%
Management Fee	100%	0%
Undeveloped Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Managing General Partner's Drilling Compensation	100%	0%
Direct Drilling and Completion Costs, excluding
Managing General Partner's Drilling Compensation	70%	30%
Operating Costs	70%	30%
Direct Costs	70%	30%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production (1)	70%	30%
Sale of Productive Properties (1)	70%	30%
Sale of Equipment	70%	30%
Sale of Undeveloped Leases (1)	70%	30%
Interest Income (1)	70%	30%

(1)  The allocation of these partnership revenues is subject to revision.  To the extent lease and tangible well cost and gathering line costs exceed our required capital contribution, we will increase our capital contributions and our share of all items of profit and loss during the production phase of operations  would increase.

5.     Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Costs incurred by the Partnership in oil and gas property acquisition, exploration and development as of June 30, 2006, are presented below:

Acquisition of properties:
Proved properties	$ 363,156
Development costs:
Producing properties	34,699,522
Wells in progress	1,552,196
Prepayment for oil and gas wells	4,484,301
Total Oil and Gas Properties	$ 41,099,175

Exploratory dry hole costs	$ 2,000,553

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

6.     Exploratory Dry Hole Costs

The Anadarko #14-1 exploratory well in Wyoming was drilled during the first quarter of 2006 and has been determined to be a dry hole.  At June 30, 2006, the cumulative exploratory dry hole cost of this exploratory well is $2,000,553.

7.    Supplemental Reserve Information (Unaudited)

The Partnership obtains an independent petroleum engineer's report annually at December 31 and generally only updates its estimated reserves to include a major discovery or other favorable or adverse event that causes a significant change from the information presented in the most recent annual financial report concerning oil and gas reserve quantities.  Proved oil and gas reserves of the Partnership were not estimated by an independent petroleum engineer at December 31, 2005, as no wells had been completed as of that date.  The proved oil and gas reserves provided below were estimated as of March 31, 2006 by the engineers and professionals of the Partnership's Managing General Partner who utilize similar methods to estimate reserves as those used by an independent petroleum engineer.  The Partnership has not updated its March 31, 2006 estimate of reserves.  The Partnership will obtain an independent petroleum engineer's report at December 31, 2006, at which time the Partnership will provide updated disclosure of reserves,  The  March 31, 2006 disclosures as provided in our Form 10/A filed on October 4, 2006 are provided below.

The estimated oil and gas reserves presented below are based on established production for an average of 20 days (ranging from 1 to 52 days) .  These reserves have been prepared in compliance with the Securities and Exchange Commission rules and were based on March 31, 2006 gas and oil pricing.

Oil (Bbls)

Proved developed reserves:
January 1, 2006	-
New discoveries and extensions	573,000
Production	(5,000)
March 31, 2006	568,000

Gas (Mcf)

Proved developed reserves:
January 1, 2006	-
New discoveries and extensions	12,316,000
Production	(13,000)
March 31, 2006	12,303,000

Summarized in the following table is information for the Partnership with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  Future cash inflows are computed by applying period-end prices of oil and gas relating to the Partnership proved reserves to the period-end quantities of those reserves.  Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements (unaudited)

As of March 31, 2006

Future estimated cash flows	$ 98,808,000
Future estimated production costs	(23,007,000)
Future estimated development costs	(5,060,000)
Future net cash flows	70,741,000
10% annual discount for estimated timing of cash flows	(32,139,000)
Standardized measure of discounted future
estimated net cash flows	$ 38,602,000

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions.  Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions.  The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts.  Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership closed its offering of partnership units on December 30, 2005, with capital contributions of $35,735,509 (1,786.78 units at $20,000 each) from the limited and additional general partners (the "Investor Partners") and a capital contribution of $11,231,670 from the Managing General Partner.  A total of $46,967,179 was contributed by the partners in the aggregate.  After payment of syndication costs of $3,583,551 and a one-time management fee of $536,033 to the Managing General Partner, the Partnership had available cash of $42,847,595 with which to commence drilling of oil and gas wells.

Liquidity and Capital Resources

The Managing General Partner, as operator of the Partnership's wells for both the drilling and the production phases, began drilling activities on its first well on December 30, 2005, and by June 30, 2006, had drilled a total of 47 wells.  The following table summarizes the Partnership's drilling activities through June 30, 2006:

	Colorado	Wyoming	Total
Drilled, completed and producing	46	-	46
Drilled, completed and awaiting pipeline connection	1	-	1
Dry holes	1	-	1
Exploratory dry holes	-	1	1
Totals	48	1	49

All of the wells drilled by the Partnership, except for the Wyoming exploratory well, were development-type wells drilled in the State of Colorado and produce predominantly natural gas along with associated crude oil.  The forty-nine wells in the table above are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering will have been utilized upon the completion of the one remaining well.  The well awaiting pipeline connection is expected to be turned in line late in the fourth quarter of 2006;  therefore the forty-seven wells drilled by the Partnership are considered to be productive. The Wyoming exploratory well has been fractured in multiple zones but has been determined to be a dry hole.

The Colorado wells were drilled in the Wattenberg Field and the Grand Valley Field (the Piceance Basin).  Thirty-eight wells were drilled in the Wattenberg Field to the Codell formation or deeper, and the remainder of the Colorado wells were in the Grand Valley Field.  The wells drilled in the Grand Valley Field (the Piceance Basin) take longer to drill and are typically more difficult to complete; consequently, the costs of these wells are considerably greater as compared to the Wattenberg wells.  As a result, the Grand Valley Field wells will generally be the last of the Partnership's wells to be completed and to commence production.

The Partnership had working capital at June 30, 2006, of $5,275,593, consisting primarily of receivables related to oil and gas production and operations.

Results of Operations

Production commenced in February 2006, as wells were drilled, completed and connected to a pipeline.  The total production from the Partnership's wells for the six months ended June 30, 2006 was 369,262 Mcf of natural gas and 58,981 barrels of oil.

The following table presents significant operational information of the Partnership for the three months and six months ended June 30, 2006:

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

	3 months	6 months
	Ended June 30, 2006	Ended June 30, 2006
Oil and gas sales	$ 5,775,680	$ 6,195,767
Gas sales - Mcf	356,459	369,262
Average gas price/Mcf	$ 6.00	$ 6.04
Oil sales - Bbls	53,587	58,981
Average oil price/Bbl	$ 67.88	$ 67.23

Production and operating costs	$ 846,418	$ 916,074
Production and operating costs/Mcfe	$ 1.25	$ 1.27
Depreciation, depletion and amortization	$ 1,622,116	$ 1,747,012

Net income	$ 2,563,770	$ 1,536,957
Partnership cash distributions	$ -	$ -

Oil and gas price risk management gain:
Realized gain	$ 5,021	$ 8,739
Unrealized gain	$ 3,114	$ 1,160

Working capital at end of quarter	$ 5,275,593	$ 5,275,593

____________________

•         Bbl - One barrel or 42 U.S. gallons of liquid volume.

•         Mcf - One thousand cubic feet.

•         Mcfe - One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

For the six months ended June 30, 2006, the Partnership had net income of $1,536,957 resulting from production of oil and gas commencing in the first quarter of 2006 and offset in part by the expensing of the exploratory dry hole costs. The results included net gains related to oil and gas price risk management of $9,899, which included realized net gains of $8,739 and unrealized net gains of $1,160. The Partnership's strategy in its derivative policy is to provide protection on declining oil and natural gas prices.  In periods of rising oil and natural gas prices, the Partnership may record losses in its derivative transactions as fair values exceeded contract prices related to the Partnership's oil and gas sales. In periods of declining prices, the Partnership may record gains in its derivative transactions.  The first revenue distribution was made in July 2006 and amounted to $871,400.

The Partnership's revenue from oil and gas will be affected by changes in prices.  Prices for these commodities are highly dependent on the balance between supply and demand and are subject to increases and decreases based on various market sensitive indices.

Recently Adopted Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so, and it applies to all voluntary changes in accounting principle in addition to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154  did not have any impact on the Partnership's  financial statements.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which replaces several existing pronouncements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, we will adopt the provisions of SFAS 157 for our fiscal year beginning January 1, 2008.  The Partnership is currently evaluating the impact of the provisions of SFAS No. 157 on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether current year's financial statements are materially misstated.  SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.  The Partnership does not expect SAB 108 to have a material impact on its financial statements.

Disclosure Regarding Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of estimated oil and gas production and reserves, future cash flows and the Partnership's strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although the Partnership believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks, trends and uncertainties, incidental to the production and marketing of oil and gas that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; risks incidental to the operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; and conditions in the capital markets.  In particular, careful consideration should be given to cautionary statements made in this Form 10-Q and in the various reports the Partnership has filed with the Securities and Exchange Commission.  The Partnership undertakes no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk for the oil and natural gas the Partnership produces and sells.  This exposure is discussed in detail below.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership's exposure to price risk from oil and natural gas sales.  These instruments consist of CIG (Colorado Interstate Gas) index-based contracts traded by JP Morgan for Colorado natural gas production. These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume of oil and natural gas to which the derivative relates.  As a result, while these derivative instruments are structured to reduce Partnership's exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the commodity.  The Partnership has adopted the policy of the Managing General Partner prohibiting the use of oil and natural gas future and option contracts for speculative purposes.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership and are reported on the Partnership's balance sheet at fair value as a net short-term or long-term receivable due from or payable to the Managing General Partner.  Changes in the fair value of the Partnership's share of derivatives are recorded in the related statement of operations. The following table summarizes the open derivative positions for the Partnership as of June 30, 2006.

			Weighted
		Quantity	Average	Fair
Commodity	Type	Gas-Mmbtu	Price	Value
		(a)
Total Positions as of June 30, 2006:
Natural Gas	Sale Option	250,603	$ 5.71	$ 22,950
Natural Gas	Purchase Option	50,612	$ 7.74	(21,790)
Due from Managing General Partner - derivatives, total				$ 1,160

Positions maturing within 12 months following June 30, 2006:
Natural Gas	Sale Option	207,362	$ 5.75	$ 28,597
Natural Gas	Purchase Option	50,612	$ 7.74	(21,790)
Due from Managing General Partner - derivatives, short-term				$ 6,807

(a) Mmbtu - one million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

As of June 30, 2006, the maximum term for the derivative positions listed above is 13 months.

Disclosure of Limitations

Because the information above incorporates only those exposures that exist at June 30, 2006, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. - Controls and Procedures.

Introductory Explanation - The Partnership has no management or officers because all of the management, officers and other employees that may provide services to or on behalf of the Partnership are employed by the Managing General Partner.  As used for the disclosures in this Item 4, management, officers, controls and procedures of the Partnership refers to the management, officers, controls and procedures of the Managing General Partner, Petroleum Development Corporation.  Reference to the Audit Committee means the Audit Committee of the Managing General Partner.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Evaluation of disclosure controls and procedures - The Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(a) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the date of this report, the Partnership's disclosure controls and procedures were not effective because of the material weaknesses described below.

Material weakness in internal control - During 2005, the Managing General Partner identified a material weakness in the adequacy of its financial reporting expertise.  This material weakness has caused us to examine our accounting and reporting policies and procedures and has resulted in the delay in preparing this financial statement report on Form 10-Q for the quarter ended June 30, 2006.

In light of the material weakness described above, the Managing General Partner of the Partnership performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting - Beginning with the fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accountants have issued an attestation report on management's assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has begun to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as designed and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with these efforts, during 2005 we began the process of implementing measures related to the documentation of controls and procedures, segregation of duties, timely reconciliations, and use of close and disclosure checklists to support our financial reporting process.

We expect to continue to make changes in our internal control over financial reporting during the periods prior to December 31, 2007, in connection with our Section 404 compliance efforts. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Managing General Partner cannot at this time reasonably estimate the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based upon costs to comply with this provision of unrelated companies that have already been required to comply, this cost could be substantial.

Limitations of the effectiveness of internal control. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

Our business has many risks.  Factors that could materially adversely affect our business, financial condition, operating results and liquidity  are described under "Risks Related to the Oil and Natural Gas Industry and the Partnership" in Item 1A of our amended annual report on Form 10/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on October 4, 2006.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.  There have been no material changes from the risk factors previously disclosed in the Partnership's 2005 Form 10/A.  The following risk factors included in that filing have been revised only to provide additional clarity.

Reductions in prices of oil and natural gas reduce the profitability of the Partnership's production operations.

Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable and are not within the control of the Partnership.  For example, the average quarterly price of natural gas in the Rocky Mountain region as indicated by the Colorado Interstate Gas monthly index for the quarter ended December 31, 2005 was $9.74 per MMBtu; the average for the quarter ended September 30, 2006 was $5.22 per MMBtu and the index on November 30, 2006 is $5.99 per MMBtu.  Likewise the average quarterly price of oil in the Rocky Mountain region as indicated by the NYMEX index for the quarter ended December 31, 2005 was $61.13 per barrel, the average for the quarter ended September 30, 2006 was $71.41 per barrel, and the index on November 30, 2006 is $56.82.  We expect the continued volatility in the price of natural gas and oil produced in the Rocky Mountain region.  Therefore, an investor in the Partnership will not be able to predict the future revenues from Partnership production in the Rocky Mountain region or the anticipated distributions by the Partnership to the investors.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the partners of the Partnership.

The high level of drilling activity could result in an oversupply of natural gas on a regional or national level, resulting in much lower commodity prices.

Recently, the natural gas market has been characterized by excess demand compared to the supplies available, leading in general to higher prices for natural gas.  The high level of drilling, combined with a reduction in demand resulting from higher prices, could result in an oversupply of natural gas.  In the Rocky Mountain region, rapid growth of production and increasing supplies may result in lower prices and production curtailment due to limitations on available pipeline facilities or markets not developed to utilize or transport the new supplies.  In both cases, the result would probably be lower prices for the natural gas the Partnership produces, reduced profitability for the Partnership and reduced cash distributions to the Investor Partners.

Historically, prices for natural gas in Colorado have, on average, been lower than those nationally as reflected by the natural gas prices traded on the New York Mercantile Exchange ("NYMEX").  For the years 1999 through 2005, Colorado natural gas prices as indicated by the Colorado Interstate Gas ("CIG") monthly index ranged from $1.05 per MMBtu to $10.759.87 per MMBtu, while during the same timeframe, the last day's settled price for Natural Gas NYMEX contracts ranged from $1.67 per MMBtu to $13.910 per MMBtu.  For that period of 1999 through 2005, the average percentage relationship of the CIG monthly index was 79.180.1% of the NYMEX settled price.  For the period from June 2003 through June 2006May 2005, the average percentage relationship of the CIG monthly index was 83.585.8% of the NYMEX settled price.  We believe that this condition may continue to exist in the foreseeable future.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Information concerning reserves and future net revenues estimates is inherently uncertain.

The accuracy of proved reserves estimates and estimated future net revenues from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  Although it is believed that the estimated proved reserves represent reserves that the partnership is reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of the Partnership's oil and gas reserves, which in turn could adversely affect cash flows, results of operations and the availability of capital resources.  In addition, estimates of proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Partnership's control.  Downward adjustments to the estimated proved reserves could require a write down to the carrying value of the Partnership's oil and gas properties, which would reduce earnings and partners' equity.

The present value of proved reserves will not necessarily equal the current fair market value of the estimated oil and gas reserves.  In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate.  Actual future prices and costs may be materially higher or lower than those as of the date of the estimate.  The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Item 6.         Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership.

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership.

32

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership.

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockies Region Private Limited Partnership (Registrant) By its Managing General Partner, Petroleum Development Corporation

Date: December 8, 2006	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: December 8, 2006	/s/ Richard W. McCullough Richard W. McCullough Chief Financial Officer

Date: December 8, 2006	/s/ Darwin L. Stump Darwin L. Stump Chief Accounting Officer