Form 10-K
period 2007-12-31
Rockies Region Private LP
filed 2009-04-08
CIK 1350567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
 or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51959

Rockies Region Private Limited Partnership
(Exact name of registrant as specified in its charter)

West Virginia	20-3890540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000, Denver, Colorado 80203
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code        (303) 860-5800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  There is no trading market in the Partnership’s securities.  Therefore, there is no aggregate market value.

As of February 28, 2009 the Partnership had 1,787 units of limited partnership interest and no share of general partnership interest outstanding.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP
INDEX TO REPORT ON FORM 10-K

Index

PART I

Explanatory Note

Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”), which was formed on December 6, 2005, filed a Registration statement on Form 10/A which included financial statements for the period from December 6, 2005 (date of inception) to December 31, 2005, as well as unaudited condensed financial statements for the quarter ended March 31, 2006. In addition, the Partnership filed a Form 10-Q for the quarter ended June 30, 2006 on December 8, 2006.

In the course of preparing its financial statements for the year ended December 31, 2006, Petroleum Development Corporation ("PDC"), the Managing General Partner, identified accounting errors in its previously issued financial statements. In 2007, PDC undertook an evaluation to determine whether previously issued financial statements for various limited partnerships, which are subject to Securities and Exchange Commission ("SEC") requirements, required restatement. Until its evaluation was completed, the Partnership suspended its periodic filings.

As a result of its evaluation, Management determined that the only previously issued financial statements for the Partnership that required restatement were for the unaudited interim condensed financial statements included in the Partnership's Form 10-Q for the quarter ended June 30, 2006.  This annual report on Form 10-K for the years ended December 31, 2005, 2006 and 2007 is the first periodic report the Partnership has filed with the SEC since its Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.  The financial information presented in this Annual Report on Form 10-K includes audited financial statements for the period from the Partnership's inception in December 2005 through December 31, 2005, and each of the years ended December 31, 2006 and 2007, as well as unaudited interim condensed financial information for each applicable interim period in 2006 and 2007.  Additionally, this Annual Report includes information on the restatement of the Partnership's unaudited interim condensed financial statements for the three and six month periods ended June 30, 2006, which have been restated to properly reflect the over-withholding of production taxes from revenue distributions made to the limited partners of the Partnership and accounting for the Partnership's derivatives.

In 2007, PDC determined that it had over-withheld production taxes from distributions to the limited partners of the Partnership during 2006.  The total misstatement for the production tax over-withholding was $213,276, including $4,719 in interest during the three and six month periods ended June 30, 2006.  Management determined that the misstatement for the production tax over-withholding for the first quarter of 2006 of $15,625, including $346 in related interest, was immaterial for restatement of the Partnership's unaudited condensed financial statements for the three month period ended March 31, 2006 and thus was recorded in the second quarter of 2006.  Additionally, the Partnership determined that there was an error in the Partnership’s derivative valuation methodology. The resultant misstatement for unrealized gains and losses due to the net error in the derivative valuation methodology was an unrecorded gain of $111,781 during the second quarter of 2006. There was no error for the derivative position for the three month period ended March 31, 2006.

Index

The following tables reflect the effects of the restatements on the Condensed Balance Sheet as of June 30, 2006 and the Condensed Statements of Operations for the three and six month periods ended June 30, 2006:

Quarter ended 6/30/2006
	Amount as Previously Reported Including Reclassifications	Unrealized Derivatives Gain (Loss), Net	Production Tax Withholding	Restated Balance
Statement of Operations
Oil and gas price risk management gain, net*	$8,135	$111,781	-	$119,916
Total revenues	5,783,815	111,781	-	5,895,596
Production and operating costs	846,418	-	$(223,836)	622,582
Total costs and expenses	3,221,314	-	(223,836)	2,997,478
Income from operations	2,562,501	111,781	223,836	2,898,118
Interest income	1,269	-	5,065	6,334
Net income	2,563,770	111,781	228,901	2,904,452

Managing General Partner income	769,131	33,535	68,670	871,336
Investor Partner income	1,794,639	78,246	160,231	2,033,116

Net income per Investor Partner unit	1,004	44	90	1,138

Six Months ended 6/30/2006	Amount as
	Previously Reported Including Reclassifications	Unrealized Derivatives Gain (Loss), Net	Production Tax Withholding	Restated Balance
Statement of Operations
Oil and gas price risk management gain, net*	$9,899	$111,781	-	$121,680
Total revenues	6,195,767	111,781	-	6,307,548
Production and operating costs	916,074	-	$(223,836)	692,238
Total costs and expenses	4,669,978	-	(223,836)	4,446,142
Income from operations	1,525,789	111,781	223,836	1,861,406
Interest income	1,269	-	5,065	6,334
Net income	1,536,957	111,781	228,901	1,877,639

Managing General Partner income	461,087	33,535	68,670	563,292
Investor Partner income	1,075,870	78,246	160,231	1,314,347

Net income per Investor Partner unit	602	44	90	736

Balance Sheet
Due from Managing General Partner - other	8,239	(8,239)	-	-
Due from Managing General Partner - derivatives, short term	6,807	83,044	-	89,851
Total current assets	6,211,694	74,805	-	6,286,499
Due from Managing General Partner - derivatives, long term	-	23,090	-	23,090
Total assets	45,563,857	97,895	-	45,661,752

Accounts payable and accrued expenses	936,101	(8,239)	(228,901)	698,961
Due to Managing General Partner-derivatives, long term	5,647	(5,647)	-	-
Total liabilities	1,199,332	(13,886)	(228,901)	956,545
Partners' equity	44,364,525	111,781	228,901	44,705,207

Total liabilities and Partners' equity	$45,563,857	$97,895	$-	$45,661,752

*	“Oil and gas price risk management, net,” previously reported as other income, has been reclassified as a separate component of “Total Revenues.”

Index

Although net income for the quarter and six-months ended June 30, 2008 increased by $340,682 due to the restatement, net cash provided by operating activities remained unchanged for the respective periods. Adjustments to reconcile net income to net cash provided by operating activities, due to the restatement include an increase of $111,781 to “Unrealized gain on derivative transactions” and a decrease of $228,901 to “Due to Managing General Partner-other.”

For additional information concerning the Partnership’s delinquent filings with the SEC, see Item 1A, Risk Factors – The Managing General Partner… and Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act regarding Rockies Region Private Limited Partnership’s business, financial condition, results of operations and prospects that are subject to risks and uncertainties.  Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner’s strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to them.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources;
•	risks incident to the operation of natural gas and oil wells;
•	future production and development costs;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States;
•	the effect of natural gas and oil derivatives activities;
•	availability of capital and conditions in the capital markets; and
•	losses possible from pending and/or future litigation.

Further, the Partnership urges the reader to carefully review and consider the disclosures made in this report, including the risks and uncertainties that may affect the Partnership's business as described herein under Item 1A, Risk Factors and its other filings with the SEC.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership and Managing General Partner undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Item 1.	Business

General

The Partnership was organized as a limited partnership on December 6, 2005, under the West Virginia Uniform Limited Partnership Act.  Upon completion of a private placement of its securities on December 30, 2005, the Partnership was funded and commenced its business operations. The Partnership was funded with initial contributions of $35.7 million from 952 limited and additional general partners (collectively, the “Investor Partners”) and a cash contribution of $11.2 million from the Managing General Partner.  After payment of syndication costs of $3.6 million and a one-time management fee to the Managing General Partner of $0.5 million, the Partnership had available cash of $42.8 million to commence Partnership activities.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, it produces and sells gas and oil.

Index

Drilling Activities

The Partnership commenced drilling activities immediately following funding on December 30, 2005.  As of December 31, 2007, a total of 49 gross wells had been drilled and the activity for the applicable periods is reflected in the table below.  Wells drilled and not completed in 2005 and 2006 became wells drilled, fractured and producing in 2007 and 2006, respectively.  The Partnership’s 47 gross producing wells were drilled in Colorado.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Drilled, fractured and producing	1.0	1.0	46.0	45.9	-	-
Drilled and not completed	-	-	1.0	1.0	2.0	2.0
Dry hole	-	-	1.0	1.0	-	-

Exploratory wells:
Dry hole	-	-	1.0	0.7	-	-

Total	1.0	1.0	49.0	48.6	2.0	2.0

The 49 wells discussed above are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  Accordingly, the Partnership’s business plan going forward is to produce and sell the oil and gas from the Partnership’s wells, and to make distributions to the partners as outlined in the Partnership’s cash distribution policy, discussed in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The address and telephone number of the Partnership and PDC’s principal executive offices, are 1775 Sherman Street, Suite 3000, Denver, Colorado 80203 and (303) 860-5800.

Business Segments

The Partnership operates in one segment, oil and natural gas sales.

Plan of Operations

With regard to the Partnership’s developmental wells drilled in Colorado, 38 wells were drilled to the Codell formation in the Wattenberg Field (one of which was determined to be a dry hole) and the 10 remaining wells were drilled in the Grand Valley Field.  The Partnership drilled one exploratory well in Wyoming which was determined to be a dry hole.

Partnership wells in the Wattenberg field were targeted to the Codell formation or deeper.  The Wattenberg Field, located north and east of Denver, Colorado, is in the Denver-Julesburg (DJ) Basin.  Wells in the area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone for most of the Partnership’s wells is the Codell which produces a combination of natural gas and oil.

Partnership wells in the Grand Valley field are targeted to the Mesa Verde formation. The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

Index

The typical well production profile for wells in both the Wattenberg and Grand Valley fields has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.   Natural gas is the primary hydrocarbon produced; however, many wells also produce oil.  For the natural gas, the purchase price may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.

PDC plans to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  A recompletion consists of a second fracture treatment in the same formation originally fractured in the initial completion.  PDC and other producers have found that the recompletions generally increase the production rate and recoverable reserves of the wells.  On average, the production resulting from PDC's Codell recompletions has been above the modeled economics; however, all recompletions have not and may not be successful.  The cost of recompleting a well producing from the Codell formation is about one third of the cost of a new well.  If the recompletion work is performed, PDC will charge the Partnership for the direct costs of recompletions, and the Partnership will pay its proportionate share of costs based on the operating costs sharing ratios of the Partnership.  The Partnership may borrow the funds necessary to pay for the recompletions, and payment for those borrowings will be made from the Partnership production proceeds. Any such borrowings will be non-recourse to the Investor Partners in the Partnership.

Title to Properties

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore, prior to the spudding of the well and effective the date of the spudding of the well, to the Partnership in accordance with the Drilling and Operation Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Limited Partnership Agreement (the “Agreement”) relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the working interests is acceptable for purposes of the Partnership.  For additional information, see Item 2, Properties – Title to Properties.

Well Operations

General. As operator, PDC represents the Partnership in all operating matters, including the drilling, testing, completion and equipping of wells and the sale of the Partnership’s oil and natural gas production from wells.  PDC is the operator of all of the wells in which the Partnership owns an interest.

PDC, in some cases, provides equipment and supplies, and performs salt water disposal services and other services for the Partnership.  PDC sold equipment to the Partnership as needed in the drilling or completion of Partnership wells.  All equipment and services were sold at the lesser of cost or competitive prices in the area of operations.

Gas Pipeline and Transmission.  All of the Partnership's Colorado wells are in the vicinity of transmission pipelines and gathering systems.  PDC believes there are sufficient transmission pipelines and gathering systems for the Partnership's natural gas production, subject to some seasonal curtailment.  This seasonal curtailment typically occurs during July and August as a result of high temperatures which reduce compressor capacity.  The reduction in production typically amounts to less than five percent of normal monthly production without an effect on pricing.  The cost, timing and availability of gathering pipeline connections and service varies from area to area, well to well, and over time.  In selecting prospects for the Partnership, PDC included in its evaluation the anticipated cost, timing and expected reliability of gathering connections and capacity. When a significant amount of development work is being done in an area, production can temporarily exceed the available markets and pipeline capacity to move natural gas to more distant markets.  This can lead to lower natural gas prices relative to other areas as the producers compete for the available markets by reducing prices.  It can also lead to curtailments of production and periods when wells are shut-in due to lack of market.  The Partnership experienced shut in wells in October 2007.

Index

Sale of Production.  The Partnership sells the oil and natural gas produced from its wells on a competitive basis at the best available terms and prices.  PDC does not make any commitment of future production that does not primarily benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days notice, whereas purchase contracts for the sale of natural gas may range from spot market sales of short duration to contracts with a term of a number of years and that may require the dedication of the natural gas from a well for a period ranging up to the life of the well.

The Partnership sells gas at negotiated prices based upon a number of factors, including the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission, or FERC.  The Partnership sells oil produced by it to local oil purchasers at spot prices. The produced oil is stored in tanks at or near the location of the Partnership’s wells for routine pickup by oil transport trucks.

Price Hedging. Price volatility is a very significant and destabilizing factor in the oil and natural gas production industry.  The Partnership utilizes commodity based derivative instruments to manage a portion of the exposure to price volatility stemming from oil and natural gas sales.  These instruments consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  The contracts provide price protection for committed and anticipated oil and natural gas purchases and sales, generally forecasted to occur within the next one- to two-year period.  The Partnership's policies prohibit the use of oil and natural gas futures, swaps or options for speculative purposes and permit utilization of derivatives only if there is an underlying physical position.

The Partnership is subject to price fluctuations for natural gas sold in the spot market and under market index contracts.  PDC, as Managing General Partner, continues to evaluate the potential for reducing these risks by entering into derivative transactions.  In addition, the Managing General Partner may close out any portion of derivatives that may exist from time to time which may result in a realized gain or loss on that derivative transaction.  The Partnership manages price risk on only a portion of its anticipated production, so the remaining portion of its production is subject to the full fluctuation of market pricing.

The Partnership uses financial derivatives to establish "collars" or fixed price “swaps” on the possible range of the prices realized for the sale of natural gas and oil.  These are carried on the balance sheet at fair value with changes in fair values recognized currently in the statement of operations under the caption "Oil and gas price risk management gain (loss), net."  PDC, as Managing General Partner of the Partnership, enters into derivative transactions on behalf of the Partnership in the same manner in which it enters into transactions for itself.  For “swap” instruments, PDC as Managing General Partner, receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. “Collars” contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the ceiling strike price or falls below the fixed floor price, PDC, as Managing General Partner, receives the fixed floor price and pays the market price. If the market price is between the ceiling and floor price, no payments are due either party.  See Item 1A, Risk Factors - The Partnership’s Derivative Activities, Etc.

The Partnership participates in all hedging transactions entered into by the Managing General Partner in a given area after the Partnership is formed.  The transactions are on a production month basis; therefore the Partnership may participate in a hedge for a future period before it has production from that area.  As the Partnership continued to drill and put wells into production, its share of the derivative positions increased.  The Partnership believes that in this rapidly changing price environment, derivative positions are desirable to obtain more predictable results and to protect against possible severe price declines during this crucial state of flush production from the Partnership wells.  This allocation methodology is considered reasonable by management of the Managing General Partner.

Drilling and Operating Agreement.  The Partnership has entered into a Drilling and Operating Agreement with PDC.  The Drilling and Operating Agreement provides that the operator conducts and directs drilling operations, including well recompletions, and has full control of all operations on the Partnership's wells.  The operator has no liability to the Partnership for losses sustained or liabilities incurred, except as may result from the operator's negligence or misconduct.  Under the terms of the drilling and operating agreement, PDC may subcontract responsibilities as operator for Partnership wells.  PDC retains responsibility for work performed by subcontractors.

Index

To the extent the Partnership has less than a 100% working interest in a well, the Partnership paid only its proportionate share of total lease, development, and operating costs, and received its proportionate share of production subject only to royalties and overriding royalties. The Partnership is responsible only for its obligations and is liable only for its proportionate working interest share of the costs of developing and operating the wells.

The operator provides all necessary labor, vehicles, supervision, management, accounting, and overhead services for normal production operations, and deducts from Partnership revenues a monthly charge for these services. The charge for these operations and field supervision fees (referred to as “well tending fees”) for each producing well are based on competitive industry rates, which vary based upon the area of operation.  The well tending fees and administration fees may be adjusted annually to an amount equal to the rates initially established by the Drilling and Operating Agreement multiplied by the then current average of the Oil and Gas Extraction Index and the Professional and Technical Services Index, as published by the United States Department of Labor, Bureau of Labor Statistics, provided that the charge may not exceed the rate which would be charged by the comparable operators in the area of operations.  This average is commonly referred to as the Accounting Procedure Wage Index Adjustment which is published annually by the Council of Petroleum Accountants Societies, or COPAS.

The Partnership has the right to take in kind and separately dispose of its share of all oil and natural gas produced from its wells.  The Partnership designated PDC as its agent to market its production and authorized the operator to enter into and bind the Partnership in those agreements as it deems in the best interest of the Partnership for the sale of its oil and/or natural gas.  If pipelines owned by PDC are used in the delivery of natural gas to market, PDC charges a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

The Drilling and Operating Agreement continues in force as long as any well or wells produce, or are capable of production, and for an additional period of 180 days from cessation of all production, or until PDC is replaced as Managing General Partner as provided for in the agreement.

Production Phase of Operations

When Partnership wells are "complete" (i.e., drilled, fractured or stimulated, and all surface production equipment and pipeline facilities necessary to produce the well are installed), production operations commence on each well.

The Partnership sells the produced natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  Some leases, and thus the natural gas derived from wells drilled on those leases, may be dedicated to particular markets at the time the Partnership acquired those leases, or subsequent to, as part of the natural gas marketing arrangements.

PDC, on behalf of the Partnership, may enter into fixed price contracts, or utilize derivatives, including collars, swaps or options, in order to offset some or all of the price variability for particular periods of time, generally for less than two years.  The use of derivatives may entail fees, including the time value of money for margin requirements, which are charged to the Partnership.

Seasonal factors, such as effects of weather on prices received and costs incurred, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Index

Revenues, Expenses and Distributions

The Partnership's share of production revenue from a given well is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, taxes and other operating costs.

The above items of expenditure involve amounts payable solely out of and expenses incurred solely by reason of production operations.  Although the Partnership is permitted to borrow funds for its operations, it is PDC's practice to deduct operating expenses from the production revenue for the corresponding period and to defer the collection of operating expenses to future periods when revenues are insufficient to render full payment.

Interests of Parties in Production Revenues

PDC, the Investor Partners, and unaffiliated third parties (including landowners) share revenues from production of natural gas and oil from wells in which the Partnership has an interest.  The following chart illustrates the interest of gross revenues derived from the wells.  For the purpose of this chart, "gross revenue" is defined as the "wellhead gas and oil revenue" paid by the purchasers.  Landowner and other royalties payable to unaffiliated third parties may vary, generally between 12.5% to 25% or more; however, the average of the royalty interests for all prospects or wells of the Partnership may not exceed 25%.

Illustration of Partnership Revenue Sharing
Entity or Interest Owners	Partnership Interests	Gross Revenue Interests (Partnership Revenues and Third Party Royalties)
		If 12½% Royalty:	If 25% Royalty:
PDC, the Managing	30%	26.25%	22.50%
General Partner
Investor Partners	70%	61.25%	52.50%
Landowners and Over-riding Royalty Owners	N/A	12.50%	25.00%
Totals	100%	100.00%	100.00%

Index

Production, Sales, Prices and Lifting Costs

The following table sets forth information regarding the Partnership’s production volumes, oil and natural gas sales, average sales price received and average lifting cost incurred for the periods indicated.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Production
Oil (Bbls)	76,039	134,759
Natural gas (Mcf)	1,212,711	1,576,142
Natural gas equivalent (Mcfe)	1,668,945	2,384,696
Oil and Gas Sales
Oil sales	$4,345,751	$8,776,696
Gas sales	6,005,222	8,005,277
Total oil and gas sales	$10,350,973	$16,781,973

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized (loss) gain	$(24,151)	$(9,794)
Natural gas derivatives - realized gain (loss)	529,222	99,279
Total realized gain (loss) on derivatives, net	$505,071	$89,485
Average Sales Price
Oil (per Bbl)	$57.15	$65.13
Natural gas (per Mcf)	4.95	5.08
Natural gas equivalent (per Mcfe)	6.20	7.04
Average Sales Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	56.83	65.06
Natural gas (per Mcf)	5.39	5.14
Natural gas equivalent (per Mcfe)	6.50	7.07

Average Production Cost (Lifting Cost) per Mcfe	$1.29	$0.90

Production as shown in the table is net and is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.  A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.

The Partnership utilizes commodity based derivative instruments to manage a portion of its exposure to price volatility of its natural gas and oil sales.  Production costs represent oil and gas operating expenses which include severance and ad valorem taxes as reflected in the Partnership’s financial statements.  See Item 7, Production and Operating Costs.

Oil and Natural Gas Reserves

All of the Partnership’s natural gas and oil reserves are located in the United States.   Ryder Scott Company, L.P., an independent engineer prepared the reserve reports for 2007 and 2006  The independent engineers' estimates are made using available geological and reservoir data as well as production performance data.  The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  When preparing the Partnership’s reserve estimates, the indendent engineers did not independently verify the accuracy and completeness of information and data furnished by the Partnership with respect to ownership interests, oil and natural gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership’s independent reserve estimates are reviewed and approved by the Managing General Partner’s internal engineering staff and management.

Index

The tables below set forth information as of December 31, 2007, regarding the Partnership’s estimated proved reserves.  Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves the Partnership owns.

	Year Ended December 31, 2007
	Oil (Bbl)	Gas (Mcf)	Total (Mcfe)
Proved developed	363,814	8,125,215	10,308,099
Proved undeveloped	398,001	1,666,090	4,054,096
Total Proved	761,815	9,791,305	14,362,195

	Proved Developed	Proved Undeveloped	Total Proved

Estimated future net cash flows	$57,280,669	$33,650,827	$90,931,496
Standardized measure	33,335,434	12,570,930	45,906,496

Estimated future net cash flow represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs and future development costs, using prices and costs in effect at December 31, 2007.  The prices used in the Partnership’s reserve reports yield weighted average wellhead prices of $80.20 per barrel of oil and $6.89 per Mcf of natural gas.  These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of the Partnership’s commodity hedges in place at December 31, 2007.  The amounts shown do not give effect to non-property related expenses, such as direct costs - general and administrative expenses, or to depreciation, depletion and amortization.

The standardized measure of discounted future net cash flows is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69, which requires the future cash flows to be discounted.  The discount rate used was 10%.  Additional information on this measure is presented in Supplemental Oil and Gas Information - Unaudited, Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves , included in this report.

Insurance

PDC, in its capacity as operator, carries well pollution, public liability and worker’s compensation insurance for its own benefit as well as the benefit of the Partnership, but that insurance may not be sufficient to cover all liabilities.  Each unit held by the general partners, excluding the Managing General Partner, represents an open-ended security for unforeseen events such as blowouts, lost circulation, and stuck drill pipe, which may result in unanticipated additional liability materially in excess of the per unit subscription amount.

PDC has obtained various insurance policies, as described below, and intends to maintain these policies subject to PDC's analysis of their premium costs, coverage and other factors.  PDC may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as deemed appropriate under the circumstances, which may vary materially.  PDC is the beneficiary under each policy and pays the premiums for each policy, except with respect to the insurance coverage referred to in items 2 and 5 below in which case the Managing General Partner and the Partnership are co-insured and co-beneficiaries.  Additionally, PDC as operator of the Partnership's wells requires all of PDC's subcontractors to carry liability insurance coverage with respect to their activities.  In the event of a loss, the insurance policies of the particular subcontractor at risk would be drawn upon before the insurance of the Managing General Partner or that of the Partnership.  PDC has obtained and expects to maintain the following insurance.

Index

1.	Worker's compensation insurance in full compliance with the laws for the states in which the operator has employees;

2.	Operator's bodily injury liability and property damage liability insurance, each with a limit of $1 million;

3.	Employer's liability insurance with a limit of not less than $1 million;

4.	Automobile public liability insurance with a limit of not less than $1 million per occurrence, covering all automobile equipment; and

5.	Operator's umbrella liability insurance with a limit of $50 million for each well location and in the aggregate.

PDC’s management, as Managing General Partner, believes that adequate insurance, including insurance by PDC’s subcontractors, has been provided to the Partnership with coverage sufficient to protect the Investor Partners against the foreseeable risks of drilling. PDC has maintained liability insurance, including umbrella liability insurance, of at least two times the Partnership’s capitalization, up to a maximum of $50 million , but in no event less than $10 million during drilling operations.

Competition and Markets

Competition is high among persons and companies involved in the exploration for and production of oil and natural gas.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to the Partnership.  There are thousands of oil and natural gas companies in the United States.  The national supply of natural gas is widely diversified.  As a result of this competition and FERC and Congressional deregulation of natural gas and oil prices, prices are generally determined by competitive forces.

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors which are beyond the Partnership's control and the exact effect of which cannot be accurately predicted.  These factors include the volume and prices of crude oil imports, the availability and cost of adequate pipeline and other transportation facilities, the marketing of competitive fuels, such as coal and nuclear energy, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.  Among other factors, the supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.

FERC Order No. 636, issued in 1992, restructured the natural gas industry by requiring natural gas pipelines to separate their storage, sales and transportation functions and establishing an industry-wide structure for "open-access" transportation service.  FERC Order No. 637, issued in February 2000, further enhanced competitive initiatives, by removing price caps on short-term capacity release transactions.

FERC Order No. 637 also enacted other regulatory policies that increase the flexibility of interstate natural gas transportation, maximize shippers' supply alternatives, and encourage domestic gas production in order to meet projected increases in gas demand.  These increases in demand come from a number of sources, including as boiler fuel to meet increased electric power generation needs and as an industrial fuel that is environmentally preferable to alternatives such as nuclear power and coal.  This trend has been evident over the past year, particularly in the western U.S., where natural gas is the preferred fuel for environmental reasons, and electric power demand has directly affected demand for natural gas.

The combined impact of FERC Order No. 636 and No. 637 has been to increase the competition among natural gas suppliers from different regions.

In 1995, the North American Free Trade Agreement, or NAFTA, eliminated trade and investment barriers in the United States, Canada, and Mexico, increasing foreign competition for gas production.  Legislation that Congress may consider with respect to oil and natural gas may increase or decrease the demand for the Partnership's production in the future, depending on whether the legislation is directed toward decreasing demand or increasing supply.

Index

Members of the Organization of Petroleum Exporting Countries, or OPEC, establish prices and production quotas for petroleum products from time to time, with the intent of reducing the current global oversupply and maintaining or increasing price levels.  PDC is unable to predict what effect, if any, future OPEC actions will have on the quantity of, or prices received for, oil and natural gas produced and sold from the Partnership's wells.

Various parts of the fields the Partnership’s wells are crossed by pipelines belonging to Colorado Interstate Gas, Encana, DCP Midstream LP (“DCP”, formerly Duke Energy), Williams Production, RMT (“Williams”) and others.  These companies have all traditionally purchased substantial portions of their supply from Colorado producers.  Transportation on these systems requires that delivered natural gas meet quality standards and that a tariff be paid for quantities transported.

Sales of natural gas from the Partnership's wells to DCP and Williams are made on the spot market via open access transportation arrangements through Colorado Interstate Gas, Williams or other pipelines.  As a result of FERC regulations that require interstate gas pipelines to separate their merchant activities from their transportation activities and require them to release available capacity on both a short and a long-term basis, local distribution companies must take an increasingly active role in acquiring their own natural gas supplies.  Consequently, pipelines and local distribution companies are buying natural gas directly from natural gas producers and marketers, and retail unbundling efforts are causing many end-users to buy their own reserves.  Activity by state regulatory commissions to review local distribution company procurement practices more carefully and to unbundle retail sales from transportation has caused natural gas purchasers to minimize their risks in acquiring and attaching natural gas supply and has added to competition in the natural gas marketplace.

Natural Gas and Oil Pricing

PDC sells the natural gas and oil from Partnership wells in Colorado subject to market sensitive contracts, the price of which increases or decreases with market forces beyond control of the Partnership.  Currently, PDC sells Partnership gas in the Piceance Basin primarily to Williams, which has an extensive gathering and transportation system in the field.  In the Wattenberg Field, the gas is sold primarily to DCP, which gathers and processes the gas and liquefiable hydrocarbons produced.  Natural gas produced in Colorado is subject to changes in market prices on a national level, as well as changes in the market within the Rocky Mountain Region.  Sales may be affected by capacity interruptions on pipelines transporting natural gas out of the region.

Currently, PDC sells 100% of the crude oil from Partnership wells to Teppco Crude Oil, LP (“Teppco”).  Generally, the oil is picked up at the well site and trucked to either refineries or oil pipeline interconnects for redelivery to refineries. Oil prices fluctuate not only with the general market for oil as may be indicated by changes in the NYMEX, but also due to changes in the supply and demand at the various refineries. Additionally, the cost of trucking or transporting the oil to market affects the price the Partnership ultimately receives for the oil.

Governmental Regulation

While the prices of oil and natural gas are set by the market, other aspects of the Partnership's business and the oil and natural gas industry in general are heavily regulated.  The availability of a ready market for oil and natural gas production depends on several factors beyond the Partnership's control.  These factors include regulation of production, federal and state regulations governing environmental quality and pollution control, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.  State and federal regulations generally are intended to protect consumers from unfair treatment and oppressive control, to reduce the risk to the public and workers from the drilling, completion, production and transportation of oil and natural gas, to prevent waste of oil and natural gas, to protect rights of owners in a common reservoir and to control contamination of the environment.  Pipelines are subject to the jurisdiction of various federal, state and local agencies.  PDC management, as Managing General Partner, believes that the Partnership is in compliance with such statutes, rules, regulations and governmental orders, although there can be no assurance that this is or will remain the case.  The following summary discussion of the regulation of the United States oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Partnership's operations may be subject.

Index

Environmental Regulation

The Partnership’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Public interest in the protection of the environment has increased dramatically in recent years.  The trend of more expansive and tougher environmental legislation and regulations could continue.  To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs and reduced access to the natural gas industry in general, our business and prospects could be adversely affected.

The Partnership generates wastes that may be subject to the Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes.  The U.S. Environmental Protection Agency, or EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.  Furthermore, certain wastes generated by our operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

Proposed Regulation

Various legislative proposals and proceedings that might affect the petroleum and natural gas industries occur frequently in Congress, FERC, state commissions, state legislatures, and the courts.  These proposals involve, among other things, imposition of direct or indirect price limitations on natural gas production, expansion of drilling opportunities in areas that would compete with Partnership production, imposition of land use controls, landowners' "rights" legislation, alternative fuel use requirements and/or tax incentives and other measures.  The petroleum and natural gas industries historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.  The Partnership cannot determine to what extent its future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Operating Hazards

The Partnership's production operations include a variety of operating risks, including the risk of fire, explosions, blowouts, cratering, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as natural gas leaks, ruptures and discharges of toxic gas.  The occurrence of any of these could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.  Pipeline, gathering and transportation operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, damage to property caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any significant problems related to Partnership wells could adversely affect our ability to conduct operations. In accordance with customary industry practice, the Partnership maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect Partnership operations and financial condition. We cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.  Furthermore, the Partnership is not insured against economic losses resulting from damage or destruction to third party property, such as the Rockies Express pipeline; such an event could result in significantly lower regional prices or the Partnership’s inability to deliver natural gas.

Index

Available Information

The Partnership is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and is as a result obligated to file periodic reports, proxy statements and other information with the SEC.  The SEC maintains a website that contains the annual, quarterly, and current reports, proxy and information statements, and other information regarding the Partnership, that the Partnership electronically files with the SEC.  The address of that site is http://www.sec.gov.  The Central Index Key, or CIK, for the Partnership is 0001350567.  You can read and copy any materials the Partnership files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

In the course of its normal business, the Partnership is subject to a number of risks that could adversely impact its business, operating results, financial condition, and cash distributions.  The following is a discussion of the material risks involved in an investment in the Partnership.

Risks Pertaining to Natural Gas and Oil Investments

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and gas and the prices of oil and gas.  During the third quarter of 2008 and to date, prices for oil and gas decreased significantly.  The well-publicized global financial market disruptions and the related economic downturn may additionally decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of gas in particular may be in oversupply.  We operate in a highly competitive industry, and certain competitors may have lower operating costs in such an environment.  Furthermore, as a result of these disruptions in the financial markets, it is possible that in future years the Partnership would not be able to borrow sufficient funds to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  For more information regarding the Wattenberg Field recompletion plan, see Item 1 Business, Plan of Operation.

The oil and natural gas business is speculative and may be unprofitable and result in the total loss of investment.  The oil and natural gas business is inherently speculative and involves a high degree of risk and the possibility of a total loss of investment.  The Partnership's business activities may result in unprofitable well operations, not only from non-productive wells, but also from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit on the amounts expended.  The prices of oil and natural gas play a major role in the profitability of the Partnership.  Partnership wells may not produce sufficient natural gas and oil for investors to receive a profit or even to recover their initial investment.  Only three of the prior Partnerships sponsored by PDC have, to date, generated cash distributions in excess of investor subscriptions without giving effect to tax savings.

The Partnership may retain Partnership revenues or borrow funds if needed for Partnership operations to fully develop the Partnership's wells; if full development of the Partnership's wells proves commercially unsuccessful, an individual investor partner might anticipate a reduction in cash distributions.  The Partnership utilized substantially all of the capital raised in the offering for the drilling and completion of wells.   If the Partnership requires additional capital in the future, it will have to either retain Partnership revenues or borrow the funds necessary for these purposes.  Retaining Partnership revenues and/or the repayment of borrowed funds will result in a reduction of cash distributions to the investors.  Additionally, in the future, PDC plans to rework or recomplete Partnership wells; however, PDC has not held money from the initial investment for that future work.  Future development of the Partnership's wells may prove commercially unsuccessful and the further-developed Partnership wells may not generate sufficient funds from production to increase distributions to Investor Partners to cover revenues retained or to repay financial obligations of the Partnership for borrowed funds plus interest.  If future development of the Partnership's wells is not commercially successful, whether using funds retained from production revenues or borrowed funds, these operations could result in a reduction of cash distributions to the Investor Partners of the Partnership.

Index

Increases in prices of oil and natural gas have increased the cost of drilling and development and may affect the performance and profitability of the Partnership in both the short and long term.  In the current high price environment, most oil and natural gas companies have increased their expenditures for drilling new wells.  This has resulted in increased demand and higher cost for oilfield services and well equipment.  Because of these higher costs, the Partnership is subject to a higher risk for decreased profitability during both future rising or falling, oil and natural gas price changes.

Reductions in prices of oil and natural gas reduce the profitability of the Partnership's production operations and could result in reduced cash distributions to Investor Partners.  Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable nor within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the Investor Partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions.

The high level of drilling activity could result in an oversupply of gas on a regional or national level, resulting in much lower commodity prices, reduced profitability of the Partnership and reduced cash distributions to Investor Partners.  Recently, the natural gas market has been characterized by excess demand compared to the supplies available, leading in general to higher prices for natural gas.  The high level of drilling, combined with a reduction in demand resulting from higher prices, could result in an oversupply of natural gas.  In the Rocky Mountain region, rapid growth of production and increasing supplies may result in lower prices and production curtailment due to limitations on available pipeline facilities or markets not developed to utilize or transport the new supplies.  In both cases, the result would likely result in lower Partnership natural gas sales prices, reduced profitability for the Partnership and reduced cash distributions to the Investor Partners.  Such a condition existed in the Rocky Mountain region during the third and fourth quarter of 2007.  In early 2008 additional pipeline capacity became available with the expansion of Rockies Express Pipeline.

Sufficient insurance coverage may not be available for the Partnership, thereby increasing the risk of loss for the General Partners.  It is possible that some or all of the insurance coverage which the Partnership has available may become unavailable or prohibitively expensive.  In that case, PDC might elect to change the insurance coverage.  The general partners could be exposed to additional financial risk due to the reduced insurance coverage and due to the fact that they would continue to be individually liable for obligations and liabilities of the Partnership that arose prior to conversion to limited partners, which occurred on December 22, 2006.  Investor Partners could be subject to greater risk of loss of their investment because less insurance would be available to protect the Partnership from casualty losses.  Moreover, should the Partnership's cost of insurance become more expensive, or should the Partnership suffer a significant uninsured casualty loss, the amount of cash distributions to the investors will be reduced.

Through their involvement in the Partnership and other non-partnership activities, the Managing General Partner and its affiliates have interests which conflict with those of the Investor Partners; actions taken by the Managing General Partner in furtherance of its own interests could result in the Partnership being less profitable and a reduction in cash distributions to the Investor Partners.  PDC's continued active participation in oil and natural gas activities for its own account and on behalf of other partnerships organized or to be organized by PDC and the manner in which Partnership revenues are allocated create conflicts of interest with the Partnership.  PDC has interests which inherently conflict with the interests of the Investor Partners.  The following is an itemization of the material conflicts of interest of PDC as Managing General Partner of the Partnership and of PDC’s affiliates:

•
PDC might sponsor additional drilling programs in the future that could conflict with the interests of the Partnership.  PDC and affiliates have the right to organize and manage oil and natural gas drilling programs in the future similar to the Partnership and to conduct production operations now and in the future on its own behalf or for other individual investor partners.  This situation could lead to a conflict between the position of PDC as Managing General Partner of the Partnership and the position of PDC or its affiliates as managing general partner or sponsor of additional programs.

Index

•
PDC has a fiduciary duty as Managing General Partner to the Partnership.  PDC acts as managing general partner currently for 33 limited partnerships, including this Partnership, and is accountable to all of the partnerships as a fiduciary.  PDC therefore has a duty to exercise good faith and deal fairly with the investor partners of each partnership.  PDC’s actions taken on behalf of one or more of these partnerships could be disadvantageous to the Partnership and could fall short of the full exercise of its fiduciary duty to the Partnership.

•
There are and will continue to be transactions between PDC, its affiliates and the Partnership.  PDC, as operator of the Partnership, has and will continue to provide drilling, completion and operation services to the Partnership’s wells.  Although the prices that PDC has charged, and will charge, to the Partnership for the supplies and services provided by PDC and affiliates to the Partnership will be competitive with the prices charged by unaffiliated persons for the same supplies and service, PDC will benefit financially from this relationship.

In operating the Partnership, the Managing General Partner and its affiliates could take actions which benefit themselves and which do not benefit the Partnership.  These actions could result in the Partnership being less profitable.  In that event, Investor Partners could anticipate a reduction of cash distributions.

The Partnership and other partnerships sponsored by PDC, Managing General Partner, may compete with each other for prospects, equipment, contractors, and personnel; as a result, the Partnership may find it more difficult to operate effectively and profitably.  During 2007, PDC operated and managed other partnerships formed for substantially the same purposes as those of the Partnership.  PDC will operate and manage these partnerships in 2009 and for the foreseeable future.  Therefore, a number of partnerships with unexpended capital funds, including those partnerships formed before and after the Partnership, may exist at the same time.  The Partnership may compete for equipment, contractors, and PDC personnel (when the Partnership is also in need of equipment, contractors and PDC personnel), which may make it more difficult and more costly to obtain equipment and services for the Partnership.  In that event, it is possible that the Partnership would be less profitable.  Additionally, because PDC must divide its attention in the management of its own corporate interests as well as the affairs of the 33 limited partnerships PDC has organized in previous programs, the Partnership will not receive PDC's full attention and efforts at all times.

The Partnership's derivative activities could result in reduced revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place.  The Managing General Partner uses derivative instruments for a portion of the Partnership’s natural gas and oil production to achieve a more predictable cash flow and to reduce exposure to adverse fluctuations in the prices of natural gas and oil.  These arrangements expose the Partnership to the risk of financial loss in some circumstances, including when purchases or sales are different than expected, the counter-party to the derivative contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the derivative agreement and actual prices that we receive.  In addition, derivative arrangements may limit the benefit from changes in the prices for natural gas and oil.  Since the Partnership’s derivatives do not currently qualify for use of hedge accounting, changes in the fair value of derivatives are recorded in the Partnership’s income statements.  Accordingly, the Partnership’s net income is subject to greater volatility than would be reported if its derivative instruments qualified for hedge accounting.  The market prices for oil and natural gas, however, have continued to increase since such derivatives were entered into by the Partnership; if such market pricing continues, it could result in significant non-cash charges each quarter, which could have a material negative affect on our net income.

Fluctuating market conditions and government regulations may cause a decline in the profitability of the Partnership and a reduction of cash distributions to the Investor Partners.  The sale of any natural gas and oil produced by the Partnership will be affected by fluctuating market conditions and governmental regulations, including environmental standards, set by state and federal agencies.  From time-to-time, a surplus of natural gas or oil may occur in areas of the United States.  The effect of a surplus may be to reduce the price the Partnership receives for its natural gas or oil production, or to reduce the amount of natural gas or oil that the Partnership may produce and sell.  As a result, the Partnership may not be profitable.  Lower prices and/or lower production and sales will result in lower revenues for the Partnership and a reduction in cash distributions to the Investor Partners of the Partnership.

Index

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.  The Partnership’s operations are regulated extensively at the federal, state and local levels.  Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells.  Under these laws and regulations, the Partnership could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of the Partnership’s operations and subject the Partnership to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.  Compliance with these regulations and possible liability resulting from these laws and regulations could result in a decline in profitability of the Partnership and a reduction in cash distributions to the Investor Partners of the Partnership.

The Partnership’s activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of natural gas and/or oil we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Because the Partnership plans to recomplete various of its Wattenberg Wells in approximately five years, for which permits will be required, delays in obtaining regulatory approvals or drilling permits or the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our ability to pay distributions to our Investor Partners.  We further reference sections Government Regulation and Proposed Regulation in Item 1, Business, for a detailed discussion of the laws and regulations that affect the Partnership’s activities.

Environmental hazards involved in drilling gas and oil wells may result in substantial liabilities for the Partnership, a decline in profitability of the Partnership and a reduction in cash distributions to the Investor Partners.  There are numerous natural hazards involved in the drilling and operation of wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, personal injury or loss of life, damage to and loss of equipment, reservoir damage and loss of reserves.  Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for additional general partners.  The Partnership may become subject to liability for pollution, abuses of the environment and other similar damages, and it is possible that insurance coverage may be insufficient to protect the Partnership against all potential losses.  In that event, Partnership assets would be used to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for drilling activities.  These payments would cause an otherwise profitable partnership to be less profitable or unprofitable and would result in a reduction of cash distributions to the Investor Partners of the Partnership.

Delay in Partnership natural gas or oil production could reduce the Partnership’s profitability and cash distributions to the Investor Partners.  The Partnership’s inability to complete wells in a timely fashion may also result in production delays.  In addition, marketing demands that tend to be seasonal may reduce or delay production from wells.  Wells drilled for the Partnership may have access to only one potential market.  Local conditions including but not limited to closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt or reduce sales from Partnership wells.  Any of these delays in the production and sale of the Partnership's natural gas and oil could reduce the Partnership's profitability, and in that event, the cash distributions to the Investor Partners of the Partnership would decline.

A significant variance from the Partnership’s estimated reserves and future net revenues could adversely affect the Partnership’s cash flows, results of operations, and the availability of capital resources.  The accuracy of proved reserves and future net revenues estimates from such reserves, is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters. Although the estimated proved reserves represent reserves the Partnership reasonably believes it is certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves. Any significant variance could materially affect the estimated quantities and value of the Partnership’s oil and gas reserves, which in turn could adversely affect cash flows, results of operations and the availability of capital resources. In addition, estimates of proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Partnership’s control. Downward adjustments to the estimated proved reserves could require a write down of the carrying value of the Partnership’s oil and gas properties, which would reduce earnings and partners’ equity.

Index

The standardized measure of estimated proved reserves, in accordance with SFAS 69, Disclosures About Oil and Gas Producing Activities, which assumes a 10% discount factor, will not necessarily equal the current fair market value of the estimated oil and gas reserves. In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from estimated proved reserves and their related present value estimate.

Seasonal weather conditions may adversely affect the Partnership’s ability to conduct production activities in some of the areas of operation.  Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions. In certain areas, drilling and other oil and natural gas activities are restricted or prevented by weather conditions for up to 6 months out of the year. This limits operations in those areas and can intensify competition during those months for oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay operations and materially increase operating and capital costs and therefore adversely affect profitability, and could result in a reduction of cash distributions to the investors.

Two Colorado lawsuits against PDC, the Managing General Partner of the Partnership, for underpayment of royalties, could financially harm PDC and the Partnership.  A judgment by the Federal Court against PDC could result in lower oil and gas sales revenues for the Partnership, reduced profitability and reduced cash distributions to the investor partners.  On May 29, 2007, a complaint was filed against PDC in Weld County, Colorado.  The complaint represents a class action against PDC seeking compensation for alleged underpayment of royalties on leases in Colorado, resulting from the alleged miscalculation of costs to produce marketable gas.  The case was moved to Federal Court in June 2007.  A second similar Colorado class action suit was filed against PDC on December 3, 2007.  On January 28, 2008, the Court granted a motion to consolidate the two cases, and on February 29, 2008, the Court approved a 90 day stay in the proceedings while the parties pursued mediation of the matter.  Based on the mediation held on May 28, 2008, and subsequent negotiations, $74,412 was accrued by the Partnership for this litigation for the year ended December 31, 2007, which represents the expected settlement related to all periods prior to 2008.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 38 wells in the Wattenberg field subject to the settlement.  On October 10, 2008, the court issued preliminary approval of the settlement agreement. The portion of the proposed settlement related to the Partnership’s wells for all periods through December 31, 2007 is $74,412.  During the third quarter of 2008, an additional amount of $21,824 plus legal costs of $3,067 were recorded to fully accrue for the settlement through September 30, 2008.  In November 2008, the Managing General Partner paid into an escrow account, on behalf of the Partnership, amounts due under the settlement.  These amounts will be deducted from future Partnership distributions. Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008 and the final settlement was approved by the court at a hearing on April 7, 2009.

Special Risks of an Investment in the Partnership

The partnership units are not registered and there is no public market for the units.  As a result an individual investor partner may not be able to sell his or her units.  There is and will be no public market for the units nor will a public market develop for the units.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  The offer and sale of units have not been, and will not in the future be, registered under the Securities Act or under any state securities laws.  Each purchaser of units has been required to represent that such investor has purchased the units for his or her own account for investment purposes and not with a view to resale or distribution.  No transfer of a unit may be made unless the transferee is an "accredited investor" and such transfer is registered under the Securities Act and applicable state securities laws, or an exemption there from is available.  The Partnership may require that the transferor provide an opinion of legal counsel stating that the transfer complies with all applicable securities laws.  A sale or transfer of units by an individual investor partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual investor partner must anticipate that he or she will have to hold his or her Partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual investor partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

Index

Dry hole or non-commercially viable drilling prospect costs associated with the Partnership's drilling could result in reduced distributions to the Investor Partners.  To date, the Partnership has drilled a total of 49 wells.  Of these wells, two have been determined to be commercially unproductive and therefore declared to be dry holes.  As dry holes result in no production of oil and natural gas, the occurrence of dry holes causes the revenues and distributions to be less than if the wells drilled had been commercially productive.  From inception through December 31, 2007, the Partnership recorded $2.1 million in exploratory dry hole costs.

Quarterly, the Partnership assesses impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which management reasonably estimates such production to be sold.  Unlike dry holes, impaired properties may still produce oil and natural gas which can be sold, however the impaired properties may not generate enough production for the Partnership to recoup the amounts invested in the properties.

The general partners, including the Managing General Partner, are individually liable for Partnership obligations and liabilities that arose prior to conversion to limited partners that may exceed the amount of their subscriptions, Partnership assets, and the assets of the Managing General Partner.  Under West Virginia law, the state in which the Partnership was organized, general partners of a limited partnership have unlimited liability with respect to the Partnership.  Therefore, the additional general partners of the Partnership were liable individually and as a group for all obligations and liabilities of creditors and claimants, whether arising out of contract or tort, in the conduct of the Partnership's operations until such time as the additional general partners converted to limited partners.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership. Irrespective of conversion, the additional general partners will remain fully liable for obligations and liabilities that arose prior to conversion.  Investors as additional general partners may be liable for amounts in excess of their subscriptions, the assets of the Partnership, including insurance coverage, and the assets of the Managing General Partner.

The Managing General Partner may not have sufficient funds to repurchase limited partnership units.  As a result of PDC, the Managing General Partner, being a general partner in several partnerships as well as an actively operating corporation, the Partnership’s net worth is at risk of reduction if PDC suffers a significant financial loss.  Because the Investor Partners may request the Managing General Partner to repurchase the units in the Partnership, subject to certain conditions and restrictions, a significant adverse financial reversal for PDC could result in the Managing General Partner’s inability to pay for Partnership obligations or the repurchase of investor units.  As a result, an individual investor partner may not be able to liquidate his or her investment in the Partnership.

A significant financial loss by the Managing General Partner could result in PDC's inability to indemnify additional general partners for personal losses suffered because of Partnership liabilities.  As a result of PDC's commitments as managing general partner of several partnerships and because of the unlimited liability of a general partner to third parties, PDC's net worth is at risk of reduction if PDC suffers a significant financial loss.  The partnership agreement provides that PDC as the Managing General Partner will indemnify all additional general partners for the amounts of their obligations and losses which exceed insurance proceeds and the Partnership's assets.  Because PDC is primarily responsible for the conduct of the Partnership's affairs, as well as the affairs of other partnerships for which PDC serves as managing general partner, a significant adverse financial reversal for PDC could result in PDC's inability to pay for Partnership liabilities and obligations.  The additional general partners of the Partnership might be personally liable for payments of the Partnership's liabilities and obligations.  Therefore, the Managing General Partner's financial incapacity could increase the risk of personal liability as an additional general partner because PDC would be unable to indemnify the additional general partners for any personal losses they suffered arising from Partnership operations.

Index

A substantial part of our gas and oil production is located in the Rocky Mountain Region, making it vulnerable to risks associated with operating in a single major geographic area.  The Partnership’s operations are focused in the Rocky Mountain Region and our producing properties are geographically concentrated in that area.  Because our operations are not geographically diversified, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.  During the second half of 2007, gas prices in the Rocky Mountain Region fell disproportionately when compared to other markets, due in part to continuing constraints in transporting gas from producing properties in the region.  Because of the concentration of our operations in the Rocky Mountain Region, such price decreases could have a material adverse effect on our revenue, profitability and cash flow.

Information technology financial systems implementation problems could disrupt the Management General Partner’s internal business operations and adversely affect Partnership business financial results or its ability to report Partnership financial results.  The Partnership’s Managing General Partner is currently in the process of implementing a new financial software system to enhance operating efficiencies and provide more effective management of corporate and partnership business operations.  Implementations of financial systems and related software carry such risks as cost overruns, project delays and business interruptions, which could increase the Partnership’s expense, have an adverse effect on the Partnership’s business, and its ability to report in an accurate and timely manner, the Partnership’s financial position, results of operations and cash flows.

The Managing General Partner, with respect to its own corporate interests, the Partnership and various other limited partnerships sponsored by the Managing General Partner, have been delinquent in filing periodic reports with the SEC.  Consequently, Investor Partners are unable to review the delinquent partnerships' financial statements as a source of information for evaluating their investment in the Partnership.  PDC, as an actively operating corporation, and various limited partnerships which PDC has sponsored and for which PDC serves as the Managing General Partner are subject to reporting requirements of the Exchange Act and are obligated to file annual and quarterly reports with the SEC in accordance with the rules of the SEC.  In the course of preparing corporate financial statements for the quarter ended June 30, 2005, PDC identified accounting errors in its prior period financial statements.  As a result, on October 17, 2005, PDC’s Board of Directors, Audit Committee and management concluded that PDC's previously issued financial statements could not be relied upon and would be restated.  PDC, as Managing General Partner, made similar determinations regarding the financial statements of various limited partnerships which are subject to the Exchange Act reporting obligations.

Since October 2005, PDC has become compliant with its corporate Exchange Act filing and reporting obligations.  Additionally, Rockies Region 2007 Limited Partnership and Rockies Region 2006 Limited Partnership have completed all required SEC filings through December 31, 2008; Rockies Region Private Limited Partnership (with this filing), PDC 2005-A Limited Partnership and PDC 2005-B Limited Partnership have filed financial statements through December 31, 2007, however, these latter three partnerships are still delinquent with respect to their 2008 filing requirement  These three partnerships are currently in the process of preparing their 2008 10-K filings which will include unaudited quarterly condensed financial statements for 2008.  PDC 2004-A Limited Partnership has filed financial statements through December 31, 2005 but is delinquent on all quarterly and annual filing requirements from March 31, 2006 through December 31, 2008.  All remaining limited partnerships sponsored by PDC which are subject to the Exchange Act have been, and continue to be, delinquent in filing their respective periodic reports in accordance with the requirements of the Exchange Act.  Until these partnerships file their delinquent periodic reports, investors will be unable to review the financial statements of the various limited partnerships as an additional source of information they can use in their evaluation of their investment in the Partnership.  Currently the Managing General Partner has in place a compliance effort addressing the delinquent reports of the various limited partnerships.  However, due to the amount of effort, time and financial resources required to bring the limited partnerships into compliance with Exchange Act periodic reporting requirements, the Partnership and the various limited partnerships may be unable to bring their delinquent reports current and may be unable in the future to file their required periodic reports with the Securities and Exchange Commission in a timely manner.

Index

"Material weaknesses" identified in the Managing General Partner’s internal control over financial reporting and resulting ineffective disclosure controls and procedures could have a material adverse effect on the reliability of Partnership financial statements, its ability to file Partnership public reports on time and provide for accurate and timely Investor Partner distributions.

Management of the Managing General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 and 2007 and pursuant to this assessment, identified three material weaknesses in the Partnership’s internal control over financial reporting. The existence of any material weakness means there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The three material weaknesses relate to the Partnership’s failure to maintain effective controls over some key financial statement spreadsheets that support all significant balance sheet and income statement accounts, the failure to ensure proper accounting for derivative activities and the failure to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting for the transactions that are directly related to and processed by the Partnership. For a more detailed discussion of the Partnership’s material weaknesses, see Item 9A(T), Controls and Procedures, of this report. As a result of these material weaknesses, management of the Managing General Partner concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2006 and 2007.

Failure by the Partnership in maintaining effective internal control over financial reporting and/or effective disclosure controls and procedures could prevent the Partnership from being able to prevent fraud and/or provide reliable financial statements and other public reports or make timely and accurate Investor Partner distributions. Such circumstances could harm the Partnership’s business and operating results, cause Investor Partners to lose confidence in the accuracy and completeness of the Partnership’s financial statements and reports, and have a material adverse effect on the Partnership’s ability to fully develop and utilize partnership assets. These failures may also adversely affect the Partnership’s ability to file our periodic reports with the SEC on time.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Partnership’s properties (the “Properties”) consist of working interests in gas wells and the ownership in leasehold acreage in the spacing units for the 49 wells drilled by the Partnership.  The acreage associated with the spacing units is designated by state rules and regulations in conjunction with local practice.  See the section titled Item 1, Business Drilling Activities and Plan of Operations for additional information on the Partnership’s properties.

Index

The Partnership commenced drilling activities immediately following funding on December 30, 2005.  As of December 31, 2007, a total of 49 gross wells had been drilled and the status as of that date is reflected in the table below.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Drilled, fractured and producing	47.0	46.9	46.0	45.9	-	-
Drilled and not completed	-	-	1.0	1.0	2.0	2.0
Dry hole	1.0	1.0	1.0	1.0	-	-

Exploratory wells:
Dry hole	1.0	0.7	1.0	0.7	-	-

Total	49.0	48.6	49.0	48.6	2.0	2.0

The 49 wells in the table above are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.

Productive wells consist of producing wells and wells capable of producing oil and natural gas in commercial quantities.  Gross wells refer to the number of wells in which the Partnership has an interest.  Net wells refer to gross wells multiplied by the percentage working interest owned by the Partnership.

The Partnership drilled 48 wells in Colorado and one in Wyoming.  Of the wells in Colorado, 47 are development wells which are currently producing and one is a dry hole.  In Wyoming, the one exploratory well that was drilled was determined to be a dry hole.  The details of these prospect areas are further outlined below.

Colorado.  Wattenberg Field, located north and east of Denver, Colorado, is in the Denver-Julesburg (DJ) Basin.  The typical well production profile has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, many wells will also produce oil.  The purchase price for the natural gas may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.  Wells in the area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone in most wells is the Codell sand which produces a combination of natural gas and oil.

The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  Wells in the Piceance Basin generally produce natural gas along with small quantities of oil and water.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

Wyoming.  The Partnership drilled one exploratory well in Wyoming.  The well was fractured in multiple zones but was determined to be a dry hole.

Index

Production

Production commenced during the first quarter of 2006, peaked at 906,546 Mcfe during the quarter ended September 30, 2006 and has decreased as anticipated each quarter since then.  A complete disclosure of quarterly production volumes, prices and sales is presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Oil and Natural Gas Reserves

All of the Partnership’s gas and oil reserves are located in the United States.  The Partnership utilized the services of an independent petroleum engineer, Ryder Scott Company, L.P., for its 2006 and 2007 reserve report.  The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data. The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. When preparing the Partnership's reserve estimates, the independent engineer did not independently verify the accuracy and completeness of information and data furnished by the Managing General Partner with respect to ownership interests, oil and gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership's independent reserve estimates are reviewed and approved by the Managing General Partner's internal engineering staff and management.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves or additional information regarding the Partnership’s reserves.

Title to Properties

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore prior to the spudding of the well and effective the date of the spudding of the well, to the Partnership in accordance with the Drilling and Operation Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Agreement relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the working interests is acceptable for purposes of the Partnership.

The Partnership's leases are direct interests in producing acreage.  The Partnership believes it holds good and defensible title to its developed properties, in accordance with standards generally accepted in the oil and natural gas industry. As is customary in the industry, a perfunctory title examination is conducted at the time the undeveloped properties are acquired.  Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to discovered defects which are deemed to be significant. Title examinations have been performed with respect to substantially all of the Partnership's producing properties.

The Partnership’s properties are subject to royalty, overriding royalty and other outstanding interests customary to the industry.  The properties may also be subject to additional burdens, liens or encumbrances customary to the industry.  We do not believe that any of these burdens will materially interfere with the use of the properties.

Item 3.	Legal Proceedings

The Registrant is not currently subject to any material pending legal proceedings.

See Note 8, Commitments and Contingencies to the accompanying financial statements for additional information related to litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2009, the Partnership had 962 Investor Partners holding 1,787 units and one Managing General Partner. Investor Partners' interests are transferable; however, no assignee of units in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. As of February 28, 2009, the Managing General Partner has not repurchased any Partnership interests from Investor Partners.

Market.  There is no public market for the Partnership units nor will a public market develop for these units in the future.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  The offer and sale of the Investor Partners' interests ("units") have not been registered under the Securities Act or under any state securities laws.  Each purchaser of units was required to represent that such individual investor partner was purchasing the units for his or her own account for investment and not with a view to parallel distribution.  No transfer of a unit may be made unless the transferee is an "accredited investor" and such transfer is registered under the Securities Act and applicable state securities laws, or an exemption therefrom is available.  The Partnership may require that the transferor provide an opinion of legal counsel stating that the transfer complies with all applicable securities laws.  A sale or transfer of units by an individual investor partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual investor partner must anticipate that he or she will have to hold his or her partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual investor partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

Cash Distribution Policy.  PDC plans to make distributions of Partnership cash on a monthly basis, but no less often than quarterly, if funds are available for distribution.  PDC will make cash distributions of 70% to the Investor Partners, adjusted for any units purchased by the Managing General Partner, and 30% to the Managing General Partner throughout the term of the Partnership.

PDC cannot presently predict amounts of cash distributions, if any, from the Partnership.  However, PDC expressly conditions any distribution upon its having sufficient cash available for distribution.  Sufficient cash available for distribution is defined to generally mean cash generated by the Partnership in excess of the amount the Managing General Partner determines is necessary or appropriate to provide for the conduct of the Partnership's business, to comply with applicable law, to comply with any debt instruments or other agreements or to provide for future distributions to unit holders.  In this regard, PDC reviews the accounts of the Partnership at least quarterly for the purpose of determining the sufficiency of distributable cash available for distribution.  Amounts will be paid to Investor Partners only after payment of fees and expenses to the Managing General Partner and its affiliates and only if there is sufficient cash available.  The ability of the Partnership to make or sustain cash distributions depends upon numerous factors.  PDC can give no assurance that any level of cash distributions to the Investor Partners of the Partnership will be attained, that cash distributions will equal or approximate cash distributions made to investor partners of prior drilling programs sponsored by PDC, or that any level of cash distributions can be maintained.  The Partnership made cash distributions of $10.4 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively.  No cash distributions were made for the period ended December 31, 2005.

In general, the volume of production from producing properties declines with the passage of time.  The cash flow generated by the Partnership's activities and the amounts available for distribution to the Partnership's Investor Partners will, therefore, decline in the absence of significant increases in the prices that the Partnership receives for its oil and natural gas production, or significant increases in the production of oil and natural gas from the successful additional development of these prospects.  If the Partnership decides to develop its wells further, the funds necessary for that development would come from the Partnership's revenues and/or from borrowed funds.  As a result, there may be a decrease in the funds available for distribution, and the distributions to the Investor Partners may decrease.

Index

In general, PDC divides cash distributions 70% to the Investor Partners and 30% to PDC throughout the term of the Partnership.  Cash is distributed to the Investor Partners and PDC as a return on capital, in the same proportion as their interest in the net income of the Partnership.  However, no individual investor partner will receive distributions to the extent the distributions would create or increase a deficit in that investor partner's capital account.

PDC, as Managing General Partner, intends to develop the Partnership's interests in its prospects only with the proceeds of subscriptions and PDC's capital contributions.  However, these funds may not be sufficient to fund all future well costs, and it may be necessary for the Partnership to retain Partnership revenues for the payment of these costs, or for PDC to advance the necessary funds to the Partnership or for the Partnership to borrow necessary funds.  It is likely that the Partnership's Wattenberg Field, Colorado wells will benefit from recompletion services, generally in five years or longer following initial drilling of those wells.  Recompletion is the process of going into an existing zone which is already producing for a “refrac,” or refracture operation to go into a new zone at a different depth, all with the objective of increasing the production of oil or natural gas.  If PDC retains Partnership revenues for the payment of these recompletion or “refrac” costs, the amount of Partnership funds available for distribution to the Investor Partners of the Partnership will decrease correspondingly.  Development work will not include the drilling of any new wells beyond the initial wells that have been drilled.  PDC may retain payment for the recompletion or “refrac” work from Partnership proceeds, by preparing an Authority for Expenditure, or AFE, estimate for the Partnership in either of the two methods:

•	PDC will complete the development work and will bill the Partnership for the work performed and will be reimbursed from future production; or

•
The Partnership will retain revenues from operations until it has accumulated or borrowed sufficient funds to pay for the development work, at which time PDC will commence the work, and PDC will be reimbursed as the work progresses from retained revenues.

Should the Partnership’s revenues be retained for the payment of recompletion or “refrac” costs, the determination of which option to use will be at PDC's discretion, based on the amount of the anticipated expenditure and the urgency of the necessary work.

The Agreement also permits the Partnership to borrow funds on behalf of the Partnership for Partnership activities. The Partnership may borrow needed funds, or receive advances, from the Managing General Partner or affiliates of the Managing General Partner or from unaffiliated persons.  On loans or advances made available to the Partnership by the Managing General Partner or affiliates of the Managing General Partner, the Managing General Partner or affiliate may not receive interest in excess of its interest costs, nor may the Managing General Partner or affiliate receive interest in excess of the amounts which would be charged the Partnership (without reference to the Managing General Partner's financial abilities or guarantees) by unrelated banks on comparable loans for the same purpose.  The Managing General Partner anticipates that borrowed funds will be utilized to finance Codell recompletion activities (see Item 1, Business).  As the Partnership will have to pay interest on borrowed funds, the amount of Partnership funds available for distribution to the partners of the Partnership will be reduced accordingly.

Individual investor partners who are independent producers are entitled to claim a percentage depletion deduction against their oil and natural gas income.  The percentage depletion rate for oil and gas properties is generally 15% of the gross income generated by the property.

Item 6.	Selected Financial Data

Not applicable

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Partnership was funded on December 6, 2005 with initial contributions of $35.7 million from the Investor Partners and a cash contribution of $11.2 million from the Managing General Partner.  After payment of syndication costs of $3.6 million and a one-time management fee to PDC of $0.5 million, the Partnership had available cash of $42.8 million to commence Partnership oil and natural gas well drilling activities.

The Partnership began exploration and development activities immediately after funding.  The full amount of the funding was paid to PDC to begin the drilling of oil and natural gas wells, on behalf of the Partnership under the Drilling and Operating Agreement.  The payment to PDC was made as an advance of exploration and development costs for oil and natural gas properties.  On December 30, 2005, PDC commenced drilling on behalf of the Partnership.  As of December 31, 2007, a total of 49 wells have been drilled, predominantly in Colorado.  Of the 49 wells drilled, 47 are producing and two, one an exploratory well and the other developmental, are dry holes.  These 49 wells are the only wells the Partnership will drill because all of the capital contributions have been utilized.  The completed wells produce primarily natural gas, with some associated crude oil.  Sales of produced natural gas and oil commenced during the first quarter of 2006 as wells were connected to pipelines.  Production and sales increased through the third quarter of 2006 as additional wells were completed and connected to pipelines.  As expected for wells in this area, the Partnership has recognized a steady decline in quarterly production and net sales.  The Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  However, the exact timing of recompletion may be delayed or accelerated due to changing commodity prices.  Codell recompletions typically increase production rates and recoverable reserves.  Although PDC has experienced significant production increases following prior Codell recompletions, not all such recompletions have been successful.

Index

Results of Operations

The following table presents significant operational information of the Partnership for years ended December 31, 2007 and 2006 and the period from December 6, (date of inception) to December 31, 2005.

			Period December 6, 2005 (date of inception)
	Year Ended	Year Ended	through
	December 31, 2007	December 31, 2006	December 31, 2005
Number of producing wells (end of period)	47	46	-

Production:
Oil (Bbl)	76,039	134,759	-
Natural gas (Mcf)	1,212,711	1,576,142	-
Natural gas equivalents (Mcfe)	1,668,945	2,384,696	-

Average selling price*:
Oil (per Bbl)	$57.15	$65.13	$-
Natural gas (per Mcf)	4.95	5.08	-
Natural gas equivalents (per Mcfe)	6.20	7.04	-

Average selling price (including realized gains and losses on derivatives):
Oil (per Bbl)	56.83	65.06	-
Natural gas (per Mcf)	5.39	5.14	-
Natural gas equivalents (per Mcfe)	6.50	7.07	-

Average cost per Mcfe:
Production and operating costs	1.29	0.90	-
Depreciation, depletion and amortization	2.58	2.46	-

Revenues:
Oil sales	4,345,751	8,776,696	-
Natural gas sales	6,005,222	8,005,277	-
Oil and gas sales	10,350,973	16,781,973	-
Oil and gas price risk management gain (loss), net	(899,196)	1,113,565	-
Total revenues	9,451,777	17,895,538	-

Operating costs and expenses:
Production and operating costs	2,144,778	2,152,842	-
Management fee	-	-	536,033
Direct costs - general and administrative	101,279	245,875	20,027
Depreciation, depletion and amortization	4,310,845	5,877,662	-
Exploratory dry hole costs	77,911	2,057,369	-
Accretion of asset retirement obligations	16,620	11,727	-
Total operating costs and expenses	6,651,433	10,345,475	556,060

Income (loss) from operations	2,800,344	7,550,063	(556,060)

Interest income	101,818	29,119	-

Net income (loss)	$2,902,162	$7,579,182	$(556,060)

Cash distributions	$10,440,213	$10,156,347	$-

*Prices exclude realized and unrealized ”Oil and gas price risk management gain (loss), net” effects.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

Index

No revenue was generated by the Partnership in 2005 because no wells were in production.  In accordance with the Partnership Agreement, a one-time management fee equal to 1 ½% of investors’ subscriptions was charged to the Partnership in the amount of $0.5 million by the Managing General Partner.  This fee was paid by the Partnership to the Managing General Partner upon funding the Partnership and represents the majority of the loss for the period ended December 31, 2005.  The Partnership paid syndication costs of $3.6 million.

Oil and Natural Gas Sales

The table below shows sales and production information for each quarter for the years ended December 31, 2007 and 2006.  There were no sales or production during the period from December 6, 2005 (date of inception) to December 31, 2005.  Oil and natural gas sales exclude the impact of commodity-based derivatives, which are reflected in the line “Oil and gas price risk management gain (loss), net” in the statements of operations.

	2007			2006
Total	Sales	Mcfe's	per Mcfe	Sales	Mcfe's	per Mcfe
Jan-Mar	$3,178,054	515,082	$6.17	$420,087	45,234	$9.29
Apr-Jun	2,670,716	444,207	6.01	5,775,680	632,747	9.13
Jul-Sep	2,357,891	411,543	5.73	5,761,615	951,715	6.05
Oct-Dec	2,144,313	298,113	7.19	4,824,591	755,000	6.39
Total	$10,350,973	1,668,945	$6.20	$16,781,973	2,384,696	$7.04
Change (year-over-year)	-38%	-30%	-12%

	2007			2006
Oil	Sales	Bbl	per Bbl	Sales	Bbl	per Bbl
Jan-Mar	$1,151,867	25,593	$45.01	$327,980	5,402	$60.71
Apr-Jun	1,012,717	18,661	54.27	3,637,473	48,185	75.49
Jul-Sep	1,092,615	16,913	64.60	2,460,361	41,551	59.21
Oct-Dec	1,088,552	14,872	73.19	2,350,882	39,621	59.33
Total	$4,345,751	76,039	$57.15	$8,776,696	134,759	$65.13
Change (year-over-year)	-50%	-44%	-12%

	2007			2006
Natural Gas	Sales	Mcf	per Mcf	Sales	Mcf	per Mcf
Jan-Mar	$2,026,187	361,524	$5.60	$92,107	12,822	$7.18
Apr-Jun	1,657,999	332,241	4.99	2,138,207	343,637	6.22
Jul-Sep	1,265,276	310,065	4.08	3,301,254	702,409	4.70
Oct-Dec	1,055,760	208,881	5.05	2,473,709	517,274	4.78
Total	$6,005,222	1,212,711	$4.95	$8,005,277	1,576,142	$5.08
Change (year-over-year)	-25%	-23%	-3%

The 38% decrease in total sales in 2007 as compared to 2006 was due to decreased total production volumes of 30% along with a decrease in average sales price of 12%.

Decreased volumes and decreased commodity prices contributed $5.0 million and $1.4 million, respectively, to the total $6.4 million decrease in oil and natural gas sales in 2007 as compared to 2006.  This change in production volumes is consistent with the historically declining production curves for wells drilled in the Wattenberg and Piceance fields.  The decline in natural gas revenues of 25% was less than the decline of oil revenues of 50% due to a historically steeper decline in oil production early in the production cycle as compared to natural gas and a much larger decline in oil prices (12.2%) than natural gas prices (2.5%).  The Partnership expects to experience continued declines in oil and natural gas production volumes until the Wattenberg wells are recompleted.

Index

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the prices of oil and natural gas and our ability to market our production effectively.  Natural gas and oil prices have been among the most volatile of all commodity prices. These price variations have a material impact on Partnership financial results.  Natural gas and oil prices also vary by region and locality, especially in the Rocky Mountain Region, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  The combination of increased drilling activity and the lack of substantial local market demand can lead to local market oversupply situations, which have the effect of depressing prices.  Such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline transportation capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing into the fourth quarter of 2007, was a decrease in the price of CIG - index natural gas pricing compared to the NYMEX price and other markets.  This decline in the CIG price hit a low of $0.70 per Mcf in October 2007.  In response to low prices, the Partnership temporarily shut in eight wells in October 2007, resulting in  decreased production and revenue for the Partnership.  Production on these wells resumed between November 1 and November 5, 2007, when natural gas prices rose to a high of $5.07 per Mcf on the CIG - index.  As of December 31, 2007, no wells were shut in.  During 2008, oil and natural gas prices have experienced extreme volatility, with oil prices fluctuating on NYMEX as high as $145.29 on July 3, 2008 and as low as $33.87 on December 19, 2008 and natural gas prices fluctuating on CIG between a high of $10.255 on July 2, 2008 and a low of $1.000 on September 3, 2008.

During 2009, oil and natural gas prices have continued to fluctuate on NYMEX with oil prices as high as $53.80 on March 23, 2009 and as low as $33.98 on February 12, 2009 and natural gas prices on CIG as high as $4,585 on January 7, 2009 and as low as $2.255 on March 1, 2009.

Oil and Gas Price Risk Management Gain (Loss), Net

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for its corporate interests as well as sponsored drilling partnerships, including the Partnership.  As production volumes change, the mix of derivative instruments used on behalf of the Partnership and the other sponsored drilling partnerships will change.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as “Oil and gas price risk management gain (loss), net.”  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production and underlying derivative contracts entered into by the Managing General Partner on behalf of the Partnership.  In periods of rising prices, the Partnership will generally record losses on its derivative positions as fair values exceed contract prices determining the Partnership’s oil and natural gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  Since December 31, 2007, through the filing of this report, we continue to experience extreme volatility in oil and gas prices resulting in extreme fluctuation in realized and unrealized derivative positions.  The following table presents the realized and unrealized gains and losses recorded for each of the quarterly and annual periods identified:

	Quarter ended March 31, 2007	Quarter ended June 30, 2007	Quarter ended September 30, 2007	Quarter ended December 31, 2007	Year ended 2007 Total
Realized gains (losses)
Oil	$(9,851)	(8,483)	$(2,868)	$(2,949)	$(24,151)
Natural gas	(7,808)	134,214	264,811	138,005	529,222
Realized gain (loss)	(17,659)	125,731	261,943	135,056	505,071
Unrealized gain (loss)	(630,131)	195,419	(40,829)	(928,726)	(1,404,267)
Oil and gas price risk management gain (loss), net	$(647,790)	$321,150	$221,114	$(793,670)	$(899,196)

	Quarter ended March 31, 2006	Quarter ended June 30, 2006	Quarter ended September 30, 2006	Quarter ended December 31, 2006	Year ended 2006 Total
Realized gains (losses)		(As restated)
Oil	$-	$-	$-	$(9,794)	$(9,794)
Natural gas	3,717	5,022	30,004	60,536	92,174
Realized gain	3,717	5,022	30,004	50,742	82,380
Unrealized gain (loss)	(1,953)	114,894	911,645	(506)	1,031,185
Oil and gas price risk management gain (loss), net	$1,764	$119,916	$941,649	$50,236	$1,113,565

Index

During the year ended December 31, 2005, the Partnership had no oil and gas price risk management gain (loss), net.

In 2007, the Partnership recorded realized gains of $0.5 million and unrealized losses of $1.4 million, resulting in a net $0.9 million loss for the year.  In 2006, the Partnership incurred realized and unrealized gains of $0.1 million and $1.0 million, respectively, resulting in a $1.1 million net gain for the year.  The large unrealized gains for the quarter ended September 30, 2006 is primarily the result of falling natural gas prices.  The majority of the unrealized losses recognized for the quarters ended December 31, 2006, March 31, 2007 and December 31, 2007, are due to increasing natural gas prices.  The significant decline in the CIG market during the Fall of 2007 resulted in the realized gain in 2007.  When forward prices for oil and natural gas prices increase as they did in these quarterly periods, the Partnership’s derivative portfolio, which includes floors, ceilings and swaps, tends to decrease in value, resulting in unrealized loss positions.  Due to the continued volatility of commodity prices, large quarter to quarter fluctuations in “Oil and gas price risk management (gain) loss, net”, take place.

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for itself as well as the Partnership.  The Managing General Partner sets these instruments for itself, the Partnership and other sponsored partnerships jointly by area of operation.  As volumes produced change, the mix between PDC, the Partnership and other sponsored partnerships will change.

Production and Operating Costs

Production and Operating Costs include production taxes and transportation costs which generally vary with sales and production, well operating costs charged on a per well basis and other direct costs incurred in the production process.

	2007			2006
	Prod Costs	Mcfe's	per Mcfe	Prod Costs		Mcfe's	per Mcfe
Jan-Mar	$620,601	515,082	$1.20	$69,656		45,234	$1.54
Apr-Jun	507,452	444,207	1.14	622,582	*	632,747	0.98
Jul-Sep	535,932	411,543	1.30	725,253		951,715	0.76
Oct-Dec	480,793	298,113	1.61	735,351		755,000	0.97
Total	$2,144,778	1,668,945	$1.29	$2,152,842		2,384,696	$0.90

*As Restated

As production declines as per the historical decline curve, fixed costs increase as a percentage of total costs.  This results in production costs per unit to rise.  As production continues to decline, production costs per unit can be expected to increase.

Generally, production and operating costs vary either with total oil and natural gas sales or production volumes. Property and severance taxes are estimates by the Managing General Partner based on rates determined using historical information. These amounts are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Property and severance taxes vary directly with total oil and natural gas sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  General oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal and service rig workovers.  In addition, general oil field service costs have experienced significant inflationary increases.

The annual increase on a per Mcfe basis is primarily due to a 30% decrease in production.

Direct Costs – General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Such costs were relatively low in the year of inception and increased in 2006 as a result of the filing and subsequent amendment of the Partnership’s Registration Statement on Form 10, which includes unaudited interim condensed financial statements for the three months ended March 31, 2006 and the filing of a Quarterly Report on Form 10-Q for the period ended June 30, 2006.  As a direct result of delays encountered by the Managing General Partner in connection with the filing of its financial statements in 2006 and 2007, the Partnership incurred virtually no audit fees in 2007 and it did not file quarterly reports with the SEC.

Index

Depreciation, Depletion and Amortization

The Partnership recorded depreciation, depletion and amortization ("DD&A") expense in 2006 and 2007 presented in the table below.  There was no DD&A recorded in 2005 because there were no wells drilled, completed and connected-to-line in production at December 31, 2005.

	2007			2006
	DD&A	Mcfe's	per Mcfe	DD&A	Mcfe's	per Mcfe
Jan-Mar	$1,302,364	515,082	$2.53	$124,896	45,234	$2.76
Apr-Jun	1,104,753	444,207	2.49	1,622,116	632,747	2.56
Jul-Sep	1,027,301	411,543	2.50	2,241,180	951,715	2.35
Oct-Dec	876,427	298,113	2.94	1,889,470	755,000	2.50
Total	$4,310,845	1,668,945	$2.58	$5,877,662	2,384,696	$2.46
During the first three quarters of 2006, the DD&A per Mcfe fluctuated due in part, to new wells being turned in line throughout the period and also due to the changing mix of wells in Wattenberg field and Grand Valley field which have significantly different DD&A rates.  In the fourth quarter of 2006 and 2007, the rate increased due to the availability of the reserve information from the annual reserve reports. Although both production and overall year-end reserves are declining year-to-year, upward revisions to oil reserves and downward revisions to natural gas reserves in the annual reserve report, resulted in reserves declining less relative to production in the quarter.

In the fourth quarter of 2007, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 1666.7 MMcf of gas and an upward revision of 344.6 MBblof oil. The revision was primarily due to a decrease of 2326.1 MMcf of gas and an increase of 341.9 MBbl of oil due to asset performance and an increase of 659.4 MMcf of gas and 2.7 MBbl of oil due to commodity price changes.

Exploratory Dry Hole Costs

The exploratory dry hole costs of $0.1 million and $2.1 million incurred during the years ended December 31, 2007 and 2006, respectively, resulted from one exploratory well in Wyoming which was drilled during the first quarter of 2006 and determined to be a dry hole.

Interest Income

Interest income increased from 2006 to 2007 due to the higher level of undistributed revenues held by the Managing General Partner for the year ended December 31, 2006.

Liquidity and Capital Resources

As the Partnership has completed its drilling activities as of December 31, 2007, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities, with the possible exception of recompletions and “refracs.”  As such, the Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices, as noted in Item 1A, Risk Factors.  Changes in market prices for oil and natural gas directly affect the level of cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place, as of December 31, 2007, covering a portion of the expected oil and natural gas production in 2008, thereby providing price certainty for a portion of its 2008 cash flow.  Additional derivative positions were entered into during 2008 for natural gas production through March 2011 and oil production through December 2010.  The current derivatives positions will change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Oil and natural gas derivatives as of December 31, 2007, are detailed in Note 4, Derivative Financial Instruments to the accompanying financial statements.

Index

Working Capital

The following table sets forth the working capital position of the Partnership excluding the unrealized losses on derivatives contracts expiring in less than 12 months from the end of each respective period.  This adjusted amount generally represents the receivables from oil and natural gas sales for the preceding three months, offset by corresponding production taxes payable and accrued expenses for the same period.

	2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Working capital per financial statement	$3,267,336	$3,172,421	$3,056,088	$1,952,875
Due (to) from Managing General Partner - derivatives	(393,949)	(506,410)	(519,895)	380,187
Working capital excluding derivatives	$2,873,387	$2,666,011	$2,536,193	$2,333,062

	2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
		As Restated

Working capital per financial statement	$332,600	$5,587,538	$7,937,430	$5,247,929
Due (to) from Managing General Partner - derivatives	1,021	(89,851)	(729,947)	(922,443)
Working capital excluding derivatives	$333,621	$5,497,687	$7,207,483	$4,325,486

Financing and Investing Cash Flows

The Partnership was funded in December 2005 with initial contributions of $35.7 million from investor partners and a cash contribution of $11.2 million from PDC, the Managing General Partner.  After payment of syndication cost of $3.6 million and a one-time management fee to the Managing General Partner of $0.5 million, the Partnership had available cash of $42.8 million to commence Partnership activities.  During the period December 6 to December 31, 2005, $42.8 million was paid to the Managing General Partner for capital expenditures for oil and gas properties.  There were no additional investing activities in 2006 or 2007.

The Partnership initiated monthly cash distributions to investors in July 2006 and has distributed $20.6 million of its operating cash flows through December 31, 2007.  The following table sets forth the quarterly cash distributions to the Managing General Partner and Investor Partners for the respective periods.

	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2007
Jan-Mar	$1,178,783	$2,750,498	$3,929,281
Apr-Jun	690,693	1,670,495	2,361,188
Jul-Sep	623,868	1,532,367	2,156,235
Oct-Dec	586,281	1,407,228	1,993,509
	$3,079,625	$7,360,588	$10,440,213

2006
Jan-Mar	$-	$-	$-
Apr-Jun	-	-	-
Jul-Sep	970,800	2,265,202	3,236,002
Oct-Dec	2,076,103	4,844,242	6,920,345
	$3,046,903	$7,109,444	$10,156,347

Index

The quarterly distribution represents available cash flow generated by operations from the previous quarter.

Operating Cash Flows

Net cash provided by operating activities was $10.5 million in 2007 compared to $10.2 million in 2006, an increase of $0.3 million.  The increase in cash provided by operating activities was due primarily to the following:

•
Decrease in oil and gas sale revenues of 38.3%, partially offset by a $0.4 million increase in realized oil and gas price risk management gain (loss), net and accompanied by a decrease in production and operating cost of 0.4% as well as a decrease in direct cost – general and administrative of 58.8%.

•	Due from (to) Managing General Partner decreased due to the Partnership’s share of reimbursement cost paid by the Managing General Partner.

Net cash provided by operating activities was $10.2 million in 2006 compared to $0.5 million net cash used by operations in 2005, an increase of $10.7 million.  The increase in cash provided by operating activities was due primarily to the following:

•
First year oil and gas sale receipts of $12.0 million partially offset by a first year production and operating cost of $2.2 million and a decrease in management fee of $0.5 million as well as an increase in direct cost – general and administrative of $0.2 million.

•	Due from (to) Managing General Partner increased due to the Partnership’s share of reimbursement cost paid by the Managing General Partner.

The following table presents the operating cash flows for the following periods:

	2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$3,942,414	$2,379,838	$2,168,109	$1,993,123

	2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$-	$881	$3,235,203	$6,940,591

				2005
				Period December 6
				to December 31,

Cash flows from operating activities				$(536,033)

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in Supplemental Oil & Gas Information – Unaudited, Net Proved Oil and Gas Reserves.

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership's contractual obligations and contingent commitments as of December 31, 2007 and 2006.  There were no similar obligations and commitments at December 31, 2005.

Index

	Payments due by period
Contractual Obligations and		Less than
Contingent Commitments	Total	1 year	1-3 years	3-5 years

Year Ended December 31, 2007
Derivatives	$380,187	$380,187	$-	$-
Asset Retirement Obligations	355,379	-	-	355,379
	$735,566	$380,187	$-	$355,379

Year Ended December 31, 2006
Asset Retirement Obligations	$332,434	$-	$-	$332,434
	$332,434	$-	$-	$332,434

Critical Accounting Policies and Estimates

The Managing General Partner has identified the following accounting policies as critical to the understanding of the results of the operations of the Partnership.  This is not a comprehensive list of all of the Partnership’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments, and as a result, are subject to an inherent degree of uncertainty.  In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on historical experience, observance of trends in the industry, and information available from other outside sources, as appropriate.  For a more detailed discussion on the application of these and other accounting policies, see Note 2, Summary of Significant Accounting Policies in the accompanying financial statements.  The Partnership's critical accounting policies and estimates are as follows:

Oil and Gas Properties

The Partnership accounts for its oil and natural gas properties under the successful efforts method of accounting.  Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and natural gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and natural gas reserves.

Our estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, we engage independent petroleum engineers to prepare a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31.

Proved reserves are the estimated quantities of oil and natural gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. The Partnership’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate.

Proved developed reserves are the quantities of oil and natural gas expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.  In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities.

Index

The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect DD&A expense, a change in estimated reserves could have a material effect on the Partnership’s financial statements.

Exploratory well drilling costs are initially capitalized but charged to expense if the well is determined to be economically nonproductive.  The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting.  Cumulative costs on in-progress exploratory wells (“Suspended Well Costs”) remain capitalized until their productive status becomes known.  If an in-progress exploratory well is found to be unsuccessful (referred to as a dry hole) prior to the issuance of financial statements, the costs are expensed to exploratory dry hole costs.  If a final determination about the productive status of a well cannot be made prior to issuance of the financial statements, the well is classified as “Suspended Well Costs” until there is sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained.  When a final determination of a well’s productive status is made, the well is removed from the suspended well status and the proper accounting treatment is recorded.  The determination of an exploratory well's ability to produce is made within one year from the completion of drilling activities.  At December 31, 2007, 2006 and 2005, the Partnership had no in-progress exploratory wells requiring “Suspended Well Costs” classification.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred.  The Partnership estimates the expected undiscounted future net cash flows of its oil and gas properties on a field-by-field basis and compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable.  Estimated production is based upon prices at which management reasonably estimates such products will be sold.  These estimates of future product prices may differ from current market prices of oil and natural gas.  Any downward revisions in estimates to Partnership reserve quantities, expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future net cash flows and an impairment of our oil and gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is measured by the amount by which the net capitalized costs exceed their fair value.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts’ pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership’s revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Managing General Partner may from time to time enter into derivative agreements, usually with a term of two years or less which may either “swap” or “collar” a price range in order to reduce the impact of market price fluctuations. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Partnership sells natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

Index

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured, and the sales price is determinable.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

Accounting for Derivatives Contracts at Fair Value

The Partnership currently does not qualify for hedge accounting treatment for its derivatives.  Derivatives are reported on the accompanying balance sheets at fair value on a gross asset and liability basis.  Changes in fair value of derivatives are recorded in oil and gas price risk management gain (loss), net, in the accompanying statements of operations.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, validation of a contract's fair value is performed internally and, while the Partnership uses common industry practices to develop its valuation techniques, changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values.  If pricing information from external sources is not available, measurement involves the use of judgment and estimates.  These estimates are based on valuation methodologies the Partnership considers appropriate.  For individual contracts, the use of different assumptions could have a material effect on the contract's estimated fair value.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimate life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations to the accompanying financial statements, for a reconciliation of asset retirement obligation activity.

Recent Accounting Standards

See Note 2, Summary of Significant Accounting Policies to the accompanying financial statements, included in this report for recently issued and implemented accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk and related credit exposure.  Management of the Managing General Partner has established risk management processes to monitor and manage this market risk.

Index

Commodity Price Risk

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to our oil and natural gas sales and marketing activities.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities. The Managing General Partner utilizes established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  The Partnership's policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership.  None of the Partnership’s derivative instruments are designated as hedging instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Accordingly, all gains and losses, realized and unrealized, are recognized in the statement of operations in the period of change.  See Note 2, Summary of Significant Accounting Policies and Note 4, Derivative Financial Instruments to the accompanying financial statements for additional disclosure regarding the Partnership’s derivative instruments including, but not limited to, a summary of the open derivative positions as of December 31, 2007.  Changes in the fair value of the Partnership’s share of derivatives are recorded in the statement of operations under oil and gas price risk management.

Measurement and validation of a contract’s fair value using common industry practices is performed by the Managing General Partner based on actively quoted market prices, if available.  Otherwise, the Managing General Partner seeks indicative price information from external sources including broker quotes and industry publications.  Changes in the Partnership’s pricing methodologies or the underlying assumptions could result in different fair values.

Risk Management Strategies

The results of the Partnership’s operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments.  As of December 31, 2007, the Partnership's oil and gas derivative instruments were comprised of fixed-price “swaps” and “collars”.  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based contracts for Colorado oil production.  In addition to the fixed-price swaps and collar derivative instruments which remain in effect at February 28, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil “floors.”

•
For swap instruments, PDC, as Managing General Partner, receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the ceiling strike price or falls below the fixed floor strike price, PDC, as Managing General Partner, receives the fixed floor price and pays the market price. If the market price is between the ceiling and the floor strike price, no payments are due from either party.

•
Floors contained a floor price (put) whereby PDC, as Managing General Partner, received from the counterparty, the floor price if the commodity market price fell below the floor strike price, but received no payment when the commodity market price exceeded the floor price.

The Managing General Partner purchases floor and ceiling “collars” to protect against price declines in future periods while retaining much of the benefits of price increases.  While these derivatives are structured to reduce the Partnership's exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market. The Partnership believes its derivative instruments continue to be effective in achieving the risk management objectives for which they were intended.

Index

The following table presents monthly average CIG and NYMEX closing prices for gas and oil in 2007 and 2006, as well as average sales prices the Partnership realized for the respective commodity.

	Year Ended	Year Ended
Average index closing price	December 31, 2007	December 31, 2006
Natural Gas (per Mcf) - CIG	$3.97	$5.63
Oil (per Bbl) - NYMEX	69.79	64.73

Average sales price
Natural gas	4.95	5.08
Oil	$57.15	$65.13

As of December 31, 2007, the fair value of the Partnership’s derivative instruments was a net liability of $0.4 million compared to a net asset of $1 million as of December 31, 2006.  Based on a sensitivity analysis as of December 31, 2007, it was estimated that a 10% increase in oil and gas prices over the entire period for which we have derivatives currently in place would result in an increase in unrealized losses of $0.5 million and a 10% decrease in oil and gas prices would result in a decrease in unrealized losses of $0.5 million.

The following table sets forth the Partnership's portion of derivative positions in effect as of February 28, 2009.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Apr-08	Mar 09	-	-	-	-	18,843	$7.76
	Jul-08	Mar 09	-	-	-	-	11,240	8.52
	Feb-08	Mar 09	-	-	-	-	11,240	8.18
	Jan-08	Apr 09 - Oct 09	20,265	$5.75	20,265	$8.75	-	-
	Mar-08	Apr 09 - Oct 09	19,910	5.75	19,910	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	15,127	9.20
	Jul-08	Nov 09 - Mar 10	21,514	7.50	21,514	11.40	-	-
	Nov - 08	Nov 10 - Mar 11	13,901	4.75	13,901	9.45

Wattenberg Field
	Apr-08	Mar 09	-	-	-	-	4,290	7.76
	Jul-08	Mar 09	-	-	-	-	2,535	8.52
	Feb-08	Mar 09	-	-	-	-	2,535	8.18
	Jan-08	Apr 09 - Oct 09	4,458	5.75	4,458	8.75	-	-
	Mar-08	Apr 09 - Oct 09	4,052	5.75	4,052	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	3,145	9.20
	Jul-08	Nov 09 - Mar 10	4,530	7.50	4,530	11.40	-	-
	Nov-08	Nov 10 - Mar 11	3,546	$4.75	3,546	$9.45

Oil - NYMEX
Wattenberg Field
	Jan-08	Mar 09 - Dec 09	-	-	-	-	887	84.90
	Jan-08	Mar 09 - Dec 09	-	-	-	-	887	85.40
	May-08	Mar 09 - Dec 09	-	-	-	-	355	117.35
	May-08	Jan 10 - Dec 10	-	-	-	-	884	92.74
	May-08	Jan 10 - Dec 10	-	-	-	-	884	$93.17

The gross volumes in the above table reflect the total volumes of derivatives for the Partnership by area of operation.

In December 2008, PDC, the Managing General Partner, entered into a CIG basis protection swap covering approximately 80% of PDC’s and the Partnership’s natural gas production in the Piceance and Wattenberg fields which was not previously covered by derivative contracts. Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point. For the CIG basis protection swap, which has a negative differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of contract. This CIG basis protection swap runs from April 2010 through December 2013 at $1.88/Mmbtu. The Partnership’s portion of this position is an average monthly quantity of approximately 33,500 Mmbtu in the Piceance Basin field and 6,900 Mmbtu in the Wattenberg field for the period April 2010–October 2010; 16,800 Mmbtu in the Piceance Basin field and 2,900 Mmbtu in the Wattenberg field for the period November 2010-March 2011; and 26,300 Mmbtu in the Piceance Basin field and 5,200 Mmbtu in the Wattenberg field for the period April 2011-December 2013.

Index

The following table sets forth the Partnership’s portion of derivative positions in effect as of December 31, 2007.  In addition to the fixed-price “swaps” and “collar” derivative, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Dec-06	Jan 08 - Mar 08	12,965	$5.25	-	-	-	-
	Jan-07	Jan 08 - Mar 08	12,965	5.25	12,965	$9.80	-	-
	May-07	Apr 08 - Oct 08	25,588	5.50	25,588	10.35	-	-

Wattenberg Field
	Jan-07	Jan 08 - Mar 08	7,185	5.25	7,185	9.80	-	-
	May-07	Apr 08 - Oct 08	17,243	$5.50	17,243	$10.35	-	-

Oil - NYMEX
Wattenberg Field
	Oct-07	Jan 08 - Dec 08	-	-	-	-	4,335	$84.20

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2006.  The gross volumes in the table reflect the total volumes of derivatives for the Partnership by area of operation.

		Floors		Ceilings
Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
Jul-05	Jan 07 - Mar 07	19,030	$6.00	9,515	$8.40
Feb-06	Jan 07 - Mar 07	40,779	6.50	-	-
Feb-06	Apr 07 - Oct 07	29,905	5.50	-	-
Sep-06	Jan 07 - Mar 07	72,043	4.00	-	-
Sep-06	Apr 07 - Oct 07	101,948	4.50	-	-
Dec-06	Nov 07 - Mar 08	51,654	5.25	-	-

Oil - NYMEX
Wattenberg Field
Sep-06	Jan 07 - Oct 07	4,820	$50.00	-	-

Index

Credit Risk

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk.

To reduce credit exposure, the Managing General Partner seeks to enter into netting agreements with counterparties that permit the offset of receivables and payables with such counterparties.  The Managing General Partner attempts to further reduce credit risk by diversifying our counterparty exposure and entering into transactions with high-quality counterparties.  Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2007, 2006 and 2005, respectively.

Disclosure of Limitations

As the information above incorporates only those exposures which existed as of or prior to December 31, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 8.	Financial Statements and Supplementary Data

The financial statements are attached to this Form 10-K beginning at page F-1.

Supplemental financial information required by this Item can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Registered Public Accounting Firm

As previously reported on Form 8-K filed with the SEC on January 4, 2008, on December 28, 2007, Petroleum Development Corporation, the Managing General Partner of Rockies Region Private Limited Partnership (the "Registrant"), recommended, and the Audit Committee of the Board of Directors of Petroleum Development Corporation ratified, the dismissal of KPMG as the Registrant's independent registered public accounting firm.  The Registrant does not have its own audit committee and, therefore, relies upon and utilitizes the services of the Managing General Partner’s audit committee.

The audit report of KPMG on the Registrant's financial statements as of December 31, 2005 and for the period from December 6, 2005 (date of inception) to December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.  Prior to this filing, the Registrant had not filed audited financial statements since its December 31, 2005, Form 10/A Amendment No. 2.

Index

In connection with the audit of the period ended December 31, 2005, and the subsequent period through December 28, 2007, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement(s), or (2) reportable events, except that:

1.
The following material weaknesses in internal control over financial reporting were identified related to the period ended December 31, 2005, and the subsequent period through December 28, 2007, as follows:

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to properly account for derivative transactions in accordance with generally accepted accounting principles. Specifically, the Registrant's policies and procedures relating to derivatives transactions were not designed effectively such that each of the requirements for hedge accounting were evaluated appropriately with respect to the Registrant's commodity based derivatives.

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties. Specifically, the Registrant's policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance.

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure that its accounting for asset retirement obligations complied with generally accepted accounting principles. Specifically, the Registrant's policies and procedures regarding the estimate of the fair value of the asset retirement obligations were not designed effectively to ensure that it was estimated in accordance with SFAS No. 143, Asset Retirement Obligations.

•
The Registrant did not have effective policies and procedures to ensure the timely reconciliation, review and adjustment of significant balance sheet and income statement accounts, which resulted in the identification of material misstatements in certain significant balance sheet and income statement accounts during the Registrant's closing process.

2.
In connection with KPMG's audit of the Managing General Partner's 2006 financial statements, the Managing General Partner identified that the Managing General Partner had over-withheld production taxes from revenue distributions made to its 75 drilling partnerships' limited partners, including the limited partners of the Registrant. See Explanatory Note on Page 1 for discussion concerning the over-withholding of production taxes by PDC.

KPMG has been authorized to respond fully to the inquiries of the successor independent registered public accounting firm concerning the subject matter of the foregoing.

The Registrant provided KPMG with a copy of the foregoing statements and requested that KPMG furnish the Registrant with a letter addressed to the SEC stating whether KPMG agrees with the foregoing statements, and, if not, stating the respects in which KPMG does not agree.  A letter from KPMG is attached as Exhibit 16 to the Form 8-K filed with the SEC on January 4, 2008.

Index

New Independent Registered Public Accounting Firm

As previously reported on Form 8-K filed with the SEC on January 4, 2008, on December 28, 2007, the Audit Committee of the Managing General Partner and its Board of Directors ratified the engagement of PricewaterhouseCoopers LLP ("PwC") as the Registrant's new independent registered public accounting firm.

During the period ended December 31, 2005 and through December 28, 2007,  the Registrant had not consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that PwC concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of SEC Regulation S-K, or a reportable event required to be reported under Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2007 due to the existence of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting included in this Item 9A(T).

(b)       Management’s Report on Internal Control Over Financial Reporting

Management of PDC, the Managing General Partner of the Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Index

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements of the issuer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of  Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2007 due to the material weaknesses discussed below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management of PDC, the Managing General Partner, identified the following material weaknesses related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007:

•
The support for the Partnership’s general ledger depends in part on the effectiveness of controls of the Managing General Partner’s spreadsheets.  The overall ineffectiveness of the Managing General Partner's spreadsheet controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure the completeness, accuracy, and validity of key financial statement spreadsheets generated by the Managing General Partner.  These spreadsheets are utilized by the Partnership to support significant balance sheet and income statement accounts. This material weakness has not been remediated.

•
The support for the Partnership’s derivative calculations depends in part on the effectiveness of controls of the Managing General Partner’s process.  The overall ineffectiveness of the Managing General Partner's derivative controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure that the Managing General Partner had policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles. This material weakness has not been remediated.

•
For the transactions that are directly related to and processed by the Partnership, the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties. This material weakness has not been remediated.

In addition, the Partnership identified the following material weakness related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006:

•
The Partnership did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties. Specifically, the Registrant’s policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance. This material weakness was remediated as of December 31, 2007.

•
The Partnership did not have effective policies and procedures to ensure the timely reconciliation, review and adjustment of significant balance sheet and income statement accounts, which resulted in the identification of material misstatements in certain significant balance sheet and income statement accounts during the Registrant’s closing process. This material weakness was remediated as of December 31, 2007.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  The report of the Managing General Partner was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only the Managing General Partner’s report in this Annual Report.

Index

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting in the second quarter of 2008. During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

•
During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, cash receipts, revenue, financial reporting, and joint interest billing modules as part of a new broader financial system.  The Managing General Partner had planned to implement a Partnership distribution module in 2008, however, the Managing General Partner currently does not expect this module to be in place until 2009.  The new financial system will enhance operating efficiencies and provide more effective management of Partnership business operations and processes.  The Managing General Partner believes the phased-in implementation approach it is taking reduces the risks associated with the new financial system implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include documenting all new business process changes related to the new financial system; testing all new business processes on the new financial  system; and conducting training related to the new business processes and to the new financial system software.  The Managing General Partner expects the implementation of the new financial system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner continues to modify the design and documentation of internal control processes and procedures related to the new financial system to supplement and complement existing internal controls over financial reporting.  The system changes were developed to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Partnership's internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of the Managing General Partner's assessment of the Partnership's internal control over financial reporting for 2008.

•
During the third quarter of 2008, the Managing General Partner improved controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  Specifically, the Managing General Partner enhanced the spreadsheet policy to provide additional clarification and guidance with regard to risk assessment and enforced controls over:  1) the security and integrity of the data used in the various spreadsheets, 2) access to the spreadsheets, 3) changes to spreadsheet functionality and the related approval process and documentation and 4) increased management’s review of the spreadsheets.

•
During the third quarter of 2008, in addition to accredited derivative training attended by key personnel, the Managing General Partner created and documented a desktop procedure to:  1) ensure the completeness and accuracy of the Managing General Partner’s derivative activities and 2) supplement key controls previously existing in the process.  Further, the desktop procedure provides for a more robust review of the Managing General Partner’s derivative process.  This procedure continued to be enhanced throughout the fourth quarter of 2008.

Remediation of Material Weaknesses in Internal Control

PDC, the Managing General Partner, with oversight from the Audit Committee of its Board of Directors, has been addressing the material weaknesses disclosed in its 2007 Annual Report on Form 10-K and Item 4 of its subsequently filed Quarterly Reports on Form 10-Q.  The Managing General Partner believes, through the implementation of the above changes in internal controls over financial reporting, that it will be able to remediate these known material weaknesses as of December 31, 2008.  However, these control weaknesses will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and PDC has concluded, through testing, that these controls are operating effectively.

Index

Until PDC, the Managing General Partner, has concluded that it has remediated these known material weaknesses in internal control over financial reporting, the Managing General Partner will perform additional analysis and procedures in order to ensure that its condensed consolidated financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weaknesses of the Managing General Partner referenced above may be found in the Managing General Partner, PDC’s Annual Report on 10-K for the year ended December 31, 2007 under Item 8 Financial Statements and Supplementary Data Management’s Report on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, contained therein.

Because of the material weaknesses identified by the Managing General Partner, it has retained external consultants for the purpose of performing additional substantive tests and analytical review procedures on behalf of the Partnership so as to ensure that the Partnership financial statements for the years ended December 31, 2007 and 2006 and for the period from December 6, 2005 (date of inception) to December 31, 2005, are fairly presented, in all material respects, in accordance with generally accepted accounting principles.

In addition to the remedial measures already taken by the Partnership personnel and the Managing General Partner, the Partnership plans to initiate a plan to make similar changes to internal control over financial reporting to improve controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  The Partnership will also create and document a procedural framework to ensure the completeness and accuracy of the Partnership’s derivative activities.  This plan is expected to be complete by December 31, 2008 with implementation planned for the first half of 2009.  At present, the Partnership has not quantified the cost of this initiative, however the majority of this cost is expected to be paid by the Managing General Partner.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The Partnership is managed by PDC, the Managing General Partner.

PDC, a publicly-owned Nevada corporation, was organized in 1955.  The common stock of PDC is traded on the Nasdaq Global Select Market under the symbol "PETD."  Since 1969, PDC has been engaged in the business of exploring for, developing and producing oil and gas primarily in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan and the Rocky Mountains.  As of December 31, 2007, PDC had approximately 260 employees.  PDC will make available to Investor Partners, upon request, audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods.  PDC's Internet address is www.petd.com.  PDC posts on its Internet Web site its periodic and current reports and other information, including its audited financial statements, that it files with the SEC, as well as various charters and other corporate governance information.

Index

As the Managing General Partner, PDC actively manages and conducts the business of the Partnership.  PDC has the full and complete power to do any and all things necessary and incident to the management and conduct of the Partnership's business.  PDC is responsible for maintaining Partnership bank accounts, collecting Partnership revenues, making distributions to the partners, delivering reports to the partners, and supervising the drilling, completion, and operation of the Partnership's natural gas and oil wells.  The executive officers of PDC are full-time employees of PDC.  As such, they devote the entirety of their daily time to the business and operations of PDC.  One of the major business segments of PDC includes the operation of the business of PDC's sponsored limited partnerships, including the Partnership.  An element of their job responsibilities requires that they devote such time and attention to the business and affairs of the Partnership as is reasonably required.  This time commitment varies for each individual and varies over the life of the Partnership.

In addition to managing the affairs of the Partnership, the management and technical staff of PDC also manage the corporate affairs of PDC, the affairs of 33 limited partnerships and other joint ventures formed over the years.  PDC owns an interest in all of the 33 limited partnerships for which it acts as Managing General Partner.  Because PDC must divide its attention and efforts among many unrelated parties, the Partnership does not receive its full attention or efforts at all times, however, PDC believes that it devotes sufficient time, attention and expertise to the Partnership to appropriately manage the affairs of the Partnership.

Although the Partnership has no Code of Ethics, PDC has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on PDC’s website at www.petd.com.

Experience and Capabilities as Driller/Operator

PDC is contracted to serve as operator for the Partnership wells.  Since 1969, PDC has drilled over 3,100 wells in Colorado, West Virginia, Tennessee, Ohio, Michigan, North Dakota, Utah, Wyoming, and Pennsylvania.  PDC currently operates approximately 4,300 wells.

PDC employs geologists who develop prospects for drilling by PDC and who help oversee the drilling process.  In addition, PDC has an engineering staff that is responsible for well completions, pipelines, and production operations.  PDC retains drilling subcontractors, completion subcontractors, and a variety of other subcontractors in the performance of the work of drilling contract wells.  In addition to technical management, PDC may provide services, at competitive rates, from PDC-owned service rigs, a water truck, steel tanks used temporarily on the well location during the drilling and completion of a well, roustabouts, and other assorted small equipment and services.  A roustabout is an oil and natural gas field employee who provides skilled general labor for assembling well components and other similar tasks.  PDC may lay short gathering lines, or may subcontract all or part of the work where it is more cost effective for the Partnership.  PDC employs full-time well tenders and supervisors to operate its wells.  In addition, the engineering staff evaluates reserves of all wells at least annually and reviews well performance against expectations.  All services provided by PDC are provided at rates less than or equal to prevailing rates for similar services provided by unaffiliated persons in the area.

Index

Petroleum Development Corporation

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Richard W McCullough	56	Chairman, Chief Executive Officer, President and Director	2007	2010

Gysle R. Shellum	56	Chief Financial Officer	-	-

Eric R. Stearns	50	Executive Vice President	-	-

Darwin L. Stump	54	Chief Accounting Officer	-	-

Daniel W. Amidon	47	General Counsel and Secretary	-	-

Barton R. Brookman, Jr.	46	Senior Vice President Exploration and Production	-	-

Steven R. Williams	58	Director	1983	2009

Vincent F. D'Annunzio	56	Director	1989	2010

Jeffrey C. Swoveland	53	Director	1991	2011

Kimberly Luff Wakim	50	Director	2003	2009

David C. Parke	41	Director	2003	2011

Anthony J. Crisafio	55	Director	2006	2009

Joseph E. Casabona	64	Director	2007	2011

Larry F. Mazza	47	Director	2007	2010

Richard W. McCullough was elected Chairman in November 2008.  Mr. McCullough was appointed Chief Executive Officer in June 2008, and has served as President since March 2008. Mr. McCullough was appointed Chief Financial Officer in November 2006 and also served as PDC’s Treasurer from November 2006 until October 2007.  Prior to joining PDC, Mr. McCullough served as an energy consultant from July 2005 to November 2006.  From January 2004 to July 2005, Mr. McCullough served as president and chief executive officer of Gasource, LLC, Dallas, Texas, a marketer of long-term, natural gas supplies.  From 2001 through 2003, Mr. McCullough served as an investment banker with J.P. Morgan Securities, Atlanta, Georgia, and served in the public finance utility group supporting bankers nationally in all gas matters.  Additionally, Mr. McCullough has held senior positions with Progress Energy, Deloitte and Touche, and the Municipal Gas Authority of Georgia.  Mr. McCullough, a CPA, was a practicing certified public accountant for eight years.

Gysle R. Shellum, was appointed Chief Financial Officer in November 2008.  Prior to joining PDC, Mr. Shellum served as Vice President, Finance and Special Projects of CrossTex Energy, LP, an energy company with upstream and downstream assets from 2004-2008.  From 2002-2004, Mr. Shellum served as a Director of Value Capital, LLC.  Additionally, he served as Chief Financial and Operating Officer at Financial Trade Solutions, Partner and Chief Financial Officer at Duer Wagner & Co., and as American International Petroleum Corporation’s Chief Financial Officer.  Mr. Shellum began his career as a practicing CPA in Arthur Anderson’s energy group.

Index

Darwin L. Stump was appointed Chief Accounting Officer in November 2006.  Mr. Stump has been an officer of PDC since April 1995 and held the position of Chief Financial Officer and Treasurer from November 2003 until November 2006.  Previously, Mr. Stump served as Corporate Controller from 1980 until November 2003.  Mr. Stump, a CPA, was a senior accountant with Main Hurdman, Certified Public Accountants prior to joining PDC.

Eric R. Stearns was appointed Executive Vice President in March 2008.  Prior to his current position, Mr. Stearns served as Executive Vice President Exploration and Production from December 2004 until March 2008, Executive Vice President Exploration and Development from November 2003 until December 2004, and Vice President Exploration and Development from April 1995 until November 2003.  Mr. Stearns joined PDC as a geologist in 1985 after working at Hywell, Incorporated and for Petroleum Consultants.

Daniel W. Amidon was appointed General Counsel and Secretary in July 2007.  Prior to his current position, Mr. Amidon was employed by Wheeling-Pittsburgh Steel Corporation beginning in July 2004; he served in several positions including General Counsel and Secretary.  Prior to his employment with Wheeling-Pittsburgh Steel, Mr. Amidon worked for J&L Specialty Steel Inc. from 1992 through July 2004 in positions of increasing responsibility, including General Counsel and Secretary.  Mr. Amidon practiced with the Pittsburgh law firm of Buchanan Ingersoll PC from 1986 through 1992.

Barton R. Brookman, Jr. was appointed Senior Vice President Exploration and Production in March 2008.  Previously Mr. Brookman served as Vice President Exploration and Production since joining PDC in July 2005.  Prior to joining PDC, Mr. Brookman worked for Patina Oil and Gas and its predecessor Snyder Oil for 17 years in a series of positions of increasing responsibility ending his service as Vice President of Operations of Patina.

Steven R. Williams was elected and served as Chairman from January 2004 until his retirement in November 2008.  Mr. Williams served as Chief Executive Officer from January 2004 to June 2008 and President from March 1983 until December 2004.

Vincent F. D'Annunzio has served as president of Beverage Distributors, Inc., located in Clarksburg, West Virginia since 1985.  Mr. D’Annuzio has served as a Director since 1989.

Jeffrey C. Swoveland is the Chief Operating Officer of Coventina Healthcare Enterprises, a medical device company specializing in therapeutic warming and multi-modal treatment systems used in the treatment, rehabilitation and management of pain since May 2007.  Previously, Mr. Swoveland served as Chief Financial Officer of Body Media, Inc., a life-science company specializing in the design and development of wearable body monitoring products and services, from September 2000 to May 2007.  Prior thereto, Mr. Swoveland held various positions, including Vice-President of Finance, Treasurer and interim Chief Financial Officer with Equitable Resources, Inc., a diversified gas company from 1997 to September 2000.  Mr. Swoveland serves as a member of the board of directors of Linn Energy, LLC, a public, independent gas and oil company.  Mr. Swoveland has served as a Director since 1991.

Kimberly Luff Wakim, an Attorney and a Certified Public Accountant, is a Partner with the Pittsburgh, Pennsylvania law firm, Thorp, Reed & Armstrong LLP, where she serves as a member of the Executive Committee.  Ms. Wakim has practiced law with Thorp, Reed & Armstrong LLP since 1990.  Ms. Wakim has served as a Director since 2003.

David C. Parke is a Managing Director in the investment banking group of Boenning & Scattergood, Inc., West Conshohocken, PA, a full-service investment banking firm.  Prior to joining Boenning & Scattergood in November 2006, he was a Director with Mufson Howe Hunter & Company LLC, Philadelphia, Pennsylvania, an investment banking firm, from October 2003 to November 2006.  From 1992 through 2003, Mr. Parke was Director of Corporate Finance of Investec, Inc. and its predecessor Pennsylvania Merchant Group Ltd., investment banking companies.  Prior to joining Pennsylvania Merchant Group, Mr. Parke served in the corporate finance departments of Wheat First Butcher & Singer, now part of Wachovia Securities, and Legg Mason, Inc., now part of Stifel Nicolaus.  Mr. Parke serves as a member of the board of directors of Zunicom Inc., a public company providing business communication services to the hospitality industry.  Mr. Parke has served as a Director since 2003.

Index

Anthony J. Crisafio was elected to the Board in October 2006.  Mr. Crisafio, a Certified Public Accountant, serves as an independent business consultant, providing financial and operational advice to businesses and has done so since 1995.  Additionally, Mr. Crisafio has served as the Chief Operating Officer of Cinema World, Inc. from 1989 until 1993 and was a partner with Ernst & Young from 1986 until 1989.

Joseph E. Casabona Mr. Casabona has been a Director since 2007. Mr. Casabona served as Executive Vice President and member of the Board of Directors of Denver based Energy Corporation of America, a natural gas exploration and development company, from 1985 to his retirement in May 2007. Mr. Casabona’s responsibilities included strategic planning as well as executive oversight of the drilling operations in the continental United States and internationally. In 2008, Mr. Casabona assumed the title of Chief Executive Officer of Paramax Resources Ltd, a junior public Canadian oil & gas company (PMXRF) engaged in the business of acquiring and exploration of oil and gas prospects, primarily in Canada and Idaho. Mr. Casabona serves on the Audit Committee and the Planning and Finance Committee.

Larry F. Mazza was elected to the Board in October 2007 by the Board of Directors.  Mr. Mazza has served as Chief Executive Officer of MVB Bank Harrison, Inc., in Bridgeport, West Virginia since March 2005.  Prior to the formation of MVB Bank Harrison, Mr. Mazza served as Senior Vice President Retail Banking Manager for BB&T in West Virginia, where he was employed from June 1986 to March 2005.

The Audit Committee of the Board of Directors is comprised of Directors Swoveland, Crisafio, Parke, Wakim and Casabona.  The Board has determined that the Audit Committee is comprised entirely of independent directors as defined by the NASDAQ rule 4200(a) (15).  Anthony J. Crisafio chairs the Audit Committee.  All audit committee members, with the exception of Mr. Parke, qualify as audit committee financial experts and are independent of management.

Item 11.	Executive Compensation

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receives any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  The management fee paid to PDC in 2005 was $0.5 million.  No management fee was paid to PDC in 2007 or 2006.  See Item 13, Certain Relationships and Related Transactions, and Director Independence for a discussion of compensation paid by the Partnership to the Managing General Partner.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2009, the Partnership had 1,787 units outstanding.  No director or officer of PDC owns any units.  As of February 28, 2009, PDC has purchased no Partnership interests from Investor Partners.  PDC owns a 30% partnership interest in the Partnership.

Index

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Compensation to the Managing General Partner and Affiliates

The Managing General Partner transacts all of the Partnerships business on behalf of the Partnership.  See Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements, for information regarding compensation to and transactions with the Managing General Partner and affiliates.

Related Party Transaction Policies and Approval

The Limited Partnership Agreement and the Drilling and Operating Agreement with Petroleum Development Corporation govern related party transactions, including those described above.  We have no written policies or procedures for the review, approval or ratification of transactions with related persons outside the agreements.

Other Agreements and Arrangements

Executive officers of the Managing General Partner are eligible to invest in a Board-approved executive drilling program, as approved by the Board of Directors.

These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership. Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells; management fees and commissions at rates which are generally similar to those for this Partnership outlined in Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements.

Through the executive drilling program, certain executive officers have invested in the wells owned by the Partnership.  Ownership by each executive in Partnership wells varies depending on when the well was drilled and the amount of funds invested in the program.  The aggregate ownership percentage is .15% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with the company and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Director Independence

The Partnership has no directors.  The Partnership is managed by the Managing General Partner.  See Item 10, Directors, Executive Officers and Corporate Governancee.

Item 14.	Principal Accountant Fees and Services

There were billings from the Partnership’s independent registered public accounting firm, KPMG, of $0.1 million for audit fees for the period ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006.  Audit fees include amounts billed for professional services rendered by KPMG for the audit of the Partnership’s financial statements in its Form 10 and Form 10/A, including reviews of the condensed unaudited financial statements included in the Partnership’s Form 10/A for the quarter ended March 31, 2006 and the quarterly report on Form 10-Q for the quarter ended June 30, 2006.  For the years ended December 31, 2007 and 2006, there were audit billings from the Partnership’s Independent Registered Public Accounting Firm, PwC, of approximately $0.1 million per year.  For the year ended December 31, 2007, there were tax billings from the Partnership’s Independent Registered Public Accounting Firm, PwC, of $19,968.

Index

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent registered public accounting firm be subject to pre-approval by the Audit Committee or authorized members of the Committee.  The Partnership has no Audit Committee.  The Audit Committee of PDC, as Managing General Partner, has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent registered public accounting firm.  Services necessary to conduct the annual audit must be pre-approved by the Audit Committee annually at a meeting. Permissible non-audit services to be performed by the independent registered public accounting firm may also be approved on an annual basis by the Audit Committee if they are of a recurring nature.  Permissible non-audit services to be conducted by the independent registered public accounting firm, which are not eligible for annual pre-approval, must be pre-approved individually by the full Audit Committee or by an authorized Audit Committee member.  Actual fees incurred for all services performed by the independent registered public accounting firm will be reported to the Audit Committee after the services are fully performed.  The duties of the Committee are described in the Audit Committee Charter, which is available at the Managing General Partner PDC’s website under Corporate Governance.

Item 15.	Exhibits, Financial Statement Schedules

(a)	The index to Financial Statements is located on page F-1.

(b)	Exhibits.

Exhibit No.	Description

3.1	Limited Partnership Agreement (incorporated by reference to Exhibit No. 3 of Amendment No. 1 to Form 10-12G/A, SEC File number 000-51959).

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law, filed herewith.

10.1	Form of assignment of leases to the Partnership, filed herewith.

10.2	Drilling and operating agreement between PDC as Managing General Partner of the Partnership, filed herewith.

10.3
Audited Consolidated Financial Statements for the year ended December 31, 2007 of Petroleum Development Corporation and its subsidiaries, as Managing General Partner of the Partnership (incorporated by reference to PDC’s Annual Report on Form 10-K, SEC file No. 000-07246, filed on March 20, 2008).

10.4
Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (incorporated by reference to Exhibit 10.3 of Rockies Region 2007 Limited Partnership’s Form 10/A Amendment No. 3 registration statement filed by PDC as Managing General Partner, on March 31, 2009).

10.5
Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Creek Cattle Company, dated October 14, 1983 (incorporated by reference to Exhibit 10.4 of Rockies Region 2007 Limited Partnership’s Form 10/A Amendment No. 3 registration statement filed by PDC as Managing General Partner, on March 31, 2009).

10.6
Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc. Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (incorporated by reference to Exhibit 10.5 of Rockies Region 2007 Limited Partnership’s Form 10/A  Amendment No. 3 registration statement filed by PDC as Managing General Partner, on March 31, 2009).

Index

10.7
Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (incorporated by reference to Exhibit 10.6 of Rockies Region 2007 Limited Partnership’s Form 10/A Amendment No. 3 registration statement filed by PDC as Managing General Partner, on March 31, 2009).

10.8
Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (incorporated by reference to Exhibit 10.7 of Rockies Region 2007 Limited Partnership’s Form 10/A Amendment No. 3 registration statement filed by PDC as Managing General Partner, on March 31, 2009).

23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants, filed herewith.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.

32.1	Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certification by Chief Executive Officer of Petroleum Development Corporation the Managing General Partner of the Partnership.

32.2	Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certification by Chief Financial Officer of Petroleum Development Corporation the Managing General Partner of the Partnership.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockies Region Private Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By /s/ Richard W. McCullough
Richard W. McCullough
Chairman, Chief Executive Officer and President
April 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman, Chief Executive Officer, and President	April 8, 2009
Richard W. McCullough	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	April 8, 2009
Gysle R. Shellum	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal financial officer)

/s/ Darwin L. Stump	Chief Accounting Officer	April 8, 2009
Darwin L. Stump	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Steven R. Williams	Director	April 8, 2009
Steven R. Williams	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	April 8, 2009
Anthony J. Crisafio	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	April 8, 2009
Jeffrey C. Swoveland	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	April 8, 2009
Joseph E. Casabona	Petroleum Development Corporation,
Managing General Partner of the Registrant

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Index to Financial Statements

Report of Independent Registered Public Accounting Firms	F-2, F-2a

Balance Sheets – December 31, 2007, 2006 and 2005	F-3

Statements of Operations – For the Years Ended December 31, 2007 and 2006 and the Period from December 6, 2005 (date of inception) to December 31, 2005	F-4

Statements of Partners' Equity –For the Years Ended December 31, 2007 and 2006 and the Period from December 6, 2005 (date of inception) to December 31, 2005	F-5

Statements of Cash Flows – For the Years Ended December 31, 2007 and 2006 and the Period from December 6, 2005 (date of inception) to December 31, 2005	F-6

Notes to Financial Statements	F-7

Supplemental Oil and Gas Information - Unaudited	F-24

Unaudited Condensed Quarterly Financial Statements

Balance Sheets – 2007	F-28
Balance Sheets – 2006*	F-29

Statements of Operations - 2007	F-30
Statements of Operations – 2006*	F-31

Statements of Cash Flows - 2007	F-32
Statements of Cash Flows – 2006*	F-33

Notes to Unaudited Condensed Quarterly Financial Statements	F-34

*As restated for the three and six months ended June 30, 2006

Index

Report of Independent Registered Public Accounting Firm

To the Partners of the Rockies Region Private Limited Partnership,

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Rockies Region Private Limited Partnership (the "Partnership") at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Partnership has significant related party transactions with Petroleum Development Corporation and its subsidiaries.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 8, 2009

Report of Independent Registered Public Accounting Firm

To the Partners

Rockies Region Private Limited Partnership:

We have audited the accompanying balance sheet of Rockies Region Private Limited Partnership as of December 31, 2005 and the related statements of operations, partners' equity and cash flows for the period from December 6, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockies Region Private Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for the period from December 6, 2005 (date of inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
April 27, 2006

F-2a

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Balance Sheets
December 31, 2007, 2006 and 2005

Assets	2007	2006	2005

Current assets:
Cash and cash equivalents	$63,599	$20,328	$-
Accounts receivable	2,144,313	4,814,402	-
Due from Managing General Partner-derivatives	-	922,443	-
Due from Managing General Partner-other	236,307	-	-
Total current assets	2,444,219	5,757,173	-

Oil and gas properties, successful efforts method	40,785,791	37,182,325	-
Wells in progress	-	1,969,943	315,408
Drilling advances to Managing General Partner	253,556	1,958,665	42,532,187
Oil and gas properties, at cost	41,039,347	41,110,933	42,847,595
Less accumulated depreciation, depletion and amortization	(10,188,507)	(5,877,662)	-
Oil and gas properties, net	30,850,840	35,233,271	42,847,595

Due from Managing General Partner-derivatives	-	101,637	-
Due from Managing General Partner-other	264,016	-	-

Total assets	$33,559,075	$41,092,081	$42,847,595

Liabilities and Partners' equity

Current liabilities:
Accounts payable	$111,157	$369,402	$-
Due to Managing General Partner-derivatives	380,187	-	-
Due to Managing General Partner-other	-	139,842	20,027
Total current liabilities	491,344	509,244	20,027

Asset retirement obligations	355,379	332,434	-
Total liabilities	846,723	841,678	20,027

Commitments and contingencies

Partners' equity:
Managing General Partner	8,243,538	10,452,514	11,225,662
Investor Partners - 1,787 units issued and outstanding	24,468,814	29,797,889	31,601,906
Total Partners' equity	32,712,352	40,250,403	42,827,568

Total liabilities and Partners' equity	$33,559,075	$41,092,081	$42,847,595

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Statements of Operations
For the Years Ended December 31, 2007 and 2006 and
Period from December 6, 2005 (date of inception) to December 31, 2005

			Period December 6, 2005
			(date of inception)
			to December 31,
	2007	2006	2005
Revenues:
Oil and gas sales	$10,350,973	$16,781,973	$-
Oil and gas price risk management (loss) gain, net	(899,196)	1,113,565	-
Total revenues	9,451,777	17,895,538	-

Operating costs and expenses:
Production and operating costs	2,144,778	2,152,842	-
Management fee	-	-	536,033
Direct costs - general and administrative	101,279	245,875	20,027
Depreciation, depletion and amortization	4,310,845	5,877,662	-
Exploratory dry hole costs	77,911	2,057,369	-
Accretion of asset retirement obligations	16,620	11,727	-
Total operating costs and expenses	6,651,433	10,345,475	556,060

Income (loss) from operations	2,800,344	7,550,063	(556,060)

Interest income	101,818	29,119	-

Net income (loss)	$2,902,162	$7,579,182	$(556,060)

Net income (loss) allocated to partners	$2,902,162	$7,579,182	$(556,060)
Less Managing General Partner interest in net income (loss)	870,649	2,273,755	(6,008)
Net income (loss) allocated to Investor Partners	$2,031,513	$5,305,427	$(550,052)

Net income (loss) per Investor Partner unit	$1,137	$2,969	$(308)

Investor Partner units outstanding	1,787	1,787	1,787
See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Statements of Partners' Equity
For the Years Ended December 31, 2007 and 2006 and
Period from December 6, 2005 (date of inception) to December 31, 2005

		Managing
	Investor	General
	Partners	Partner	Total

December 6, 2005 (date of inception)	$35,735,509	$11,231,670	$46,967,179

Syndication costs	(3,583,551)	-	(3,583,551)

Net loss	(550,052)	(6,008)	(556,060)

Balance, December 31, 2005	31,601,906	11,225,662	42,827,568

Distributions to Partners	(7,109,444)	(3,046,903)	(10,156,347)

Net income	5,305,427	2,273,755	7,579,182

Balance, December 31, 2006	29,797,889	10,452,514	40,250,403

Distributions to Partners	(7,360,588)	(3,079,625)	(10,440,213)

Net income	2,031,513	870,649	2,902,162

Balance, December 31, 2007	$24,468,814	$8,243,538	$32,712,352

See accompanying notes to financial statements.

Index

Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006 and
Period from December 6, 2005 (date of inception) to December 31, 2005

			Period December 6, 2005
			(date of inception)
			to December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,902,162	$7,579,182	$(556,060)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,310,845	5,877,662	-
Accretion of asset retirement obligations	16,620	11,727	-
Unrealized (gain) loss on derivative transactions	1,404,267	(1,024,080)	-
Exploratory dry hole costs	77,911	2,057,369	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,670,089	(4,814,402)	-
(Decrease) increase in accounts payable	(258,245)	369,402	-
(Decrease) increase in due from/to Managing General Partner	(640,165)	119,815	20,027
Net cash provided by (used in) operating activities	10,483,484	10,176,675	(536,033)

Cash flows from investing activities:
Capital expenditures for oil and gas properties	-	-	(42,847,595)
Net cash used in investing activities	-	-	(42,847,595)

Cash flows from financing activities:
Investor Partners' contributions	-	-	35,735,509
Managing General Partner contribution	-	-	11,231,670
Syndication costs paid	-	-	(3,583,551)
Distributions to Partners	(10,440,213)	(10,156,347)	-
Net cash (used in) provided by financing activities	(10,440,213)	(10,156,347)	43,383,628

Net increase in cash and cash equivalents	43,271	20,328	-
Cash and cash equivalents, beginning of period	20,328	-	-
Cash and cash equivalents, end of period	$63,599	$20,328	$-

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to oil and gas properties	$6,325	$320,707	$-

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Note 1 - Organization

The Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on December 6, 2005, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 41.5 units of limited partner interests and 1,745.28 units of additional general partner interests at $20,000 per unit.  As of February 28, 2009, there are 962 Investor Partners.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 30% ownership in the Partnership. Generally, throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 70% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the amount of their investment in the Partnership, and 30% to the Managing General Partner.  As of February 28, 2009, the Managing General Partner has repurchased no units of Partnership interests from Investor Partners.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

Executive Drilling Program

Executive officers of the Managing General Partner are eligible to invest in a Board-approved executive drilling program, as approved by the Board of Directors.  These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells; management fees and commissions at rates which are generally similar to those for this Partnership outlined above.

Through the executive drilling program, certain executive officers have invested in the wells owned by the Partnership.  Ownership by each executive in Partnership wells varies depending on when the well was drilled and the amount of funds invested in the program.  The aggregate ownership percentage is .15% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with the company and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of the Partnership.  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Partnership maintains substantially all of its cash and cash equivalents in a bank account at one financial institution.  The balance in the Partnership’s account is temporarily insured by the Federal Deposit Insurance Corporation, or FDIC, in an amount up to $250,000 through December 31, 2009, after such date the FDIC limit will revert to $100,000 unless the temporary limit is extended or made permanent.  At times, the Partnership’s account balance may exceed FDIC limits.  The Partnership has not experienced losses in any such accounts and limits its exposure to credit loss by placing its cash and cash equivalents with high-quality financial institutions.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Allowance for Doubtful Accounts

As of December 31, 2007, 2006 and 2005, the Partnership did not record an allowance for doubtful accounts.  The Partnership sells substantially all of its oil and natural gas to customers who purchase oil and natural gas from other partnerships managed by the Partnership’s Managing General Partner.  Historically, none of the other partnerships managed by the Partnership’s Managing General Partner have experienced significant losses on accounts receivable.  The Managing General Partner periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers.  The Partnership did not incur any losses on accounts receivable for the year ended December 31, 2007 and 2006 or the period from December 6, 2005 (date of inception) to December 31, 2005.

Oil and Gas Properties

The Partnership accounts for its oil and natural gas properties (the “Properties”) under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and natural gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and natural gas reserves.  The Partnership obtains new reserve reports from independent petroleum engineers annually as of December 31 of each year.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserve reporting.  In accordance with the Agreement, all capital contributed to the Partnership after deducting syndication costs and a one-time management fee is to be used solely for the drilling of oil and natural gas wells.  Accordingly, all such funds were advanced to the Managing General Partnership as of December 31, 2005.  Amounts that have not yet been used by the Managing General Partner for drilling activities are reported under the caption “Drilling advances to Managing General Partner.”  The Partnership does not maintain an inventory of undrilled leases.

Partnership estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions.  Independent petroleum engineers prepare the annual reserve and economic evaluation of all properties on a well-by-well basis.  Additionally, the Partnership adjusts oil and gas reserves for major well rework or abandonment during the year as needed. The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect our Depletion, Depreciation and Amortization (“DD&A”) expense, a change in our estimated reserves could have an effect on our net income.

Exploratory well drilling costs are initially capitalized but charged to expense if the well is determined to be nonproductive.  The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting. Cumulative costs on in-progress wells (“Suspended Well Costs”) remain capitalized until their productive status becomes known. If an in-progress exploratory well is found to be unsuccessful (referred to as a dry hole) prior to the issuance of financial statements, the costs incurred as of the balance sheet date are expensed to exploratory dry hole costs. If a final determination about the productive status of a well is unable to be made prior to issuance of the financial statements, the well is classified as “Suspended Well Costs” until there is sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained. When a final determination of a well’s productive status is made, the well is removed from the suspended well status and the proper accounting treatment is recorded. The determination of an exploratory well's ability to produce is made within one year from the completion of drilling activities.  At December 31, 2007, 2006 and 2005, the Partnership had no in-progress exploratory wells requiring “Suspended Well Cost” classification.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

In accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred.  The Partnership estimates the expected undiscounted future net cash flows of its oil and gas properties on a field-by-field basis and compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable.  Estimated production is based upon prices at which management reasonably estimates such products will be sold.  These estimates of future product prices may differ from market prices of oil and natural gas.  Any downward revisions to the Partnership’s estimates of future production or product prices could result in an impairment of the Partnership’s oil and natural gas properties in subsequent periods  If net capitalized costs exceed undiscounted future net cash flows, impairment is measured by the amount by which the net capitalized costs exceed their fair value.  The Partnership has incurred no impairment losses from date of inception through December 31, 2007, on its proved oil and natural gas properties.

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available gas supplies.

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Partnership sells natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

The Partnership sold natural gas and oil to three customers, DCP Midstream LP (“DCP”), Teppco Crude Oil, LP (“Teppco”) and Williams Production RMT (“Williams”), which accounted for 14%, 52% and 34%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2006.  These same three customers accounted for 16%, 42% and 42%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2007.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations for a reconciliation of asset retirement obligation activity.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Derivative Financial Instruments

PDC, as Managing General Partner of the Partnership, enters into derivative transactions including “collars” and fixed price “swaps.”  PDC, as Managing General Partner of the Partnership, enters into transactions on behalf of the Partnership in the same manner in which it enters into transactions for itself.  The Partnership participates in all derivative transactions entered into by the Managing General Partner in a given area after the partnership was formed. The transactions are on a production month basis; therefore the Partnership may participate in a derivative for a future period before it has current production from that area.  As the Partnership continues to drill and put wells into production, its share of the derivative positions will increase in future periods.  The Partnership believes that in this rapidly changing price environment, derivative positions are desirable to obtain more predictable results and to protect against possible severe price declines during this crucial stage of flush production from the Partnership wells.  This allocation methodology is considered reasonable by management of the Managing General Partner.

The Partnership accounts for derivative financial instruments in accordance with SFAS Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities as amended.  During the years 2007, 2006 and 2005, respectively, none of the Managing General Partner’s derivative instruments qualified for hedge accounting treatment under SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either an asset or liability on the balance sheet at fair value and the change in the fair value is recorded in oil and gas price risk management gain (loss), net, on the Partnership’s statements of operations.  Because derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership, the fair value of open derivative positions is reported on the balance sheet as either “Due from Managing General Partner – derivatives” in the case of a net holding gain or “Due to Managing General Partner – derivatives” in the case of a net holding loss.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet item “Due from/to Managing General Partner-other.”  Undistributed realized gains amounted to $0.2 million as of December 31, 2007 and $50,742 as of December 31, 2006.

Measurement and validation of a contract’s fair value using common industry practices is performed by the Managing General Partner based on actively quoted market prices, if available. Otherwise, the Managing General Partner seeks indicative price information from external sources including broker quotes and industry publications. Changes in the Partnership’s pricing methodologies or the underlying assumptions could result in different fair values.

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership thus creating repayment risk.

To reduce credit exposure, the Managing General Partner seeks to enter into netting agreements with counterparties that permit the offset of receivables and payables with such counterparties. The Managing General Partner attempts to further reduce credit risk by diversifying our counterparty exposure and entering into transactions with high-quality counterparties. Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2007, 2006 and 2005, respectively.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Income Taxes

Since the taxable income or loss of the Partnership is reported in the separate tax returns of the individual investor partners, no provision has been made for income taxes by the Partnership.

Production Tax Liability

Production tax liability represents estimated taxes, primarily severance and property, to be paid to the states and counties in which the Partnership produces oil and natural gas. The Partnership’s share of these taxes is expensed to production and operating costs.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these Partnership financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and natural gas reserves, future cash flows from oil and natural gas properties which are used in assessing impairment of long-lived assets, estimated property and severance taxes, asset retirement obligations, and valuation of derivative instruments.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which replaces several existing pronouncements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157, which the Partnership will adopt on January 1, 2008, applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Partnership does not expect that the adoption of SFAS 157 will have a material effect on the Partnership financial statements with respect to derivative financial instruments and is currently evaluating the potential effect of applying SFAS No. 157 and FSP No. FAS 157-2, which the Partnership will adopt January 1, 2008, to the Partnership’s asset retirement obligation valuation.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Partnership has not and does not intend to measure additional financial assets and liabilities at fair value.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

In April 2007, the FASB issued FSP FASB Interpretation, or FIN, No. 39-1, Amendment of FASB Interpretation No. 39, or ("FIN No. 39-1"), to amend certain portions of Interpretation 39.  FIN No. 39-1 replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133.  FIN No. 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN No. 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The Partnership does not expect that the adoption of FSP FIN 39-1 will have any impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  SFAS No. 141R also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS No. 141R with become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS No. 141R further amends SFAS No. 109 and FIN 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendments of ARB No. 51.  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  We are evaluating the impact that SFAS No. 160 will have, if any, on our financial statements and related disclosures when adopted in 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are evaluating the impact that SFAS No. 161 will have, if any, on our financial statements and related disclosures when adopted in 2009.

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves. The most notable changes of the final rule include the replacement of the single day period-end pricing for valuing oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by the SEC rules. The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. Early adoption is not permitted. The Partnership is evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Recently Adopted Accounting Standards

In June 2006, the FASB issued Emerging Issues Task Force, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board, or APB, No. 22, Disclosures of Accounting Policies.  For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 requires disclosure of the amounts of those taxes in interim and annual financial statements, if those amounts are significant.  EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-03, effective January 1, 2007, had no impact on the accompanying financial statements.  The Partnership's existing accounting policy, which was not changed upon the adoption of EITF 06-3, is to present taxes within the scope of EITF 06-3 on a net basis.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the classifications of the years ended December 31, 2007 and 2006, with no effect on previously reported net income or Partners’ equity.

Note 3 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  Undistributed oil and natural gas revenues are recorded on the balance sheet under the caption “Accounts receivable.” The portion due from third parties, amounted to $899,341 and $3,141,627 as of December 31, 2007 and 2006, respectively, with the remaining portion due from the Managing General Partner.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from the Managing General Partner – derivatives” in the case of net unrealized gains or “Due to  Managing General Partner – derivatives” in the case of net unrealized losses.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet caption “Due from (to) Managing General Partner-other.”  Undistributed realized gains amounted to $135,056 and $50,742 as of December 31, 2007 and 2006, respectively.  The Partnership recorded no realized gains (losses) for the period December 6, 2005 (date of inception) to December 31, 2005.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner - other.”  At December 31, 2007, “Due from (to) Managing General Partner-other” consisted of undistributed realized gains on derivatives of $135,056 and prepayments of $101,251.  At December 31, 2006, “Due from (to) Managing General partner-other” consisted of undistributed realized gains on derivatives of $50,742, net of unsettled liabilities totaling $190,584.  At December 31, 2005, “Due from (to) Managing General Partner-other” consisted of unsettled liabilities totaling $20,027.

The following table presents reimbursements and service fees paid by the Partnership to PDC or its affiliates for years ended December 31, 2007, 2006 and the period from December 6, 2005 (date of inception) to December 31, 2005:

			Period from December 6, 2005 to
	Year Ended	Year Ended	(date of inception)
Transaction	December 31, 2007	December 31, 2006	to December 31, 2005

Capital contribution (1)	$-	$-	$11,231,670
Syndication costs (2)	-	-	3,583,551
Management fee (3)	-	-	536,033
Drilling costs (4)	-	-	276,674
Drilling compensation (4)	-	-	38,734
Drilling advances to Managing Gereral Partner (4)	-	-	42,532,187
Well charges (5)	318,688	197,270	-
Gas marketing, supplies and equipment (6)	639,968	365,651	-
Gathering, compression and processing fees (7)	297,115	305,912	-
Direct costs - general and administrative (8)	101,279	245,875	20,027
Distributions (9)	3,079,625	3,046,903	-

1. The Managing General Partner has contributed capital of $11.2 million to the Partnership as of December 31, 2007 in exchange for the 30% interest in the Partnership.

2. The Partnership reimbursed PDC Securities Inc., a wholly owned subsidiary of the Managing General Partner, for dealer manager commissions, due diligence costs, marketing and support expenses and wholesaling fees as outlined in the Partnership Agreement.  Costs incurred by PDC relating to start-up and organization charges, for which no reimbursement was made, were insignificant.

3. In accordance with the Partnership Agreement, a one-time management fee equal to 1½% of Investor Partners’ subscriptions was charged to the Partnership by the Managing General Partner.  This fee was paid by the Partnership to the Managing General Partner upon funding the Partnership.  The fee is treated as a period cost in the year of formation and is non-refundable.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

4. The Partnership entered into a Drilling and Operating Agreement with the Managing General Partner to drill and complete the Partnership's wells at cost plus the Managing General Partner's drilling compensation of 14.0% of the total well cost. Total well cost includes the cost of leases acquired from the Managing General Partner and drilling costs.  The drilling compensation percentage of 14.0% was determined prior to formation of the Partnership and disclosed in the offering documents.  The drilling compensation amounts were calculated using this rate in accordance with the offering documents.  The Managing General Partner sells undeveloped prospects (leases) to the Partnership to drill the Partnership’s wells.  Leases are sold to the Partnership at the lower of the Managing General Partner’s cost to purchase the lease or the leases’ fair market value.   Drilling costs include an overhead charge to the Managing General Partner of 1½% of each well’s Authority for Expenditure.  On December 31, 2005, the Partnership advanced all remaining financing proceeds to the Managing General Partner to cover future drilling costs.

If the Managing General Partner provides other services in the drilling and completion of the wells, it charges those services at its cost, not to exceed competitive rates charged in its area of operation by unaffiliated persons and these charges are included in the total well cost when determining the Managing General Partner's drilling compensation.

Cost, when used with respect to services, generally means the reasonable, necessary, and actual expense incurred in providing the services, determined in accordance with generally accepted accounting principles.  The cost of the well also includes all ordinary costs of drilling, testing and completing the well.

The well costs charged to the Partnership are proportionately reduced to the extent the Partnership acquires less than 100% of the working interest in a prospect.  The amount of compensation that the Managing General Partner could earn as a result of these arrangements depends on the degree to which it provides services for the wells, and the number and type of wells that are drilled.  If the Managing General Partner supplies other goods and services to the Partnership, it is required to supply them at cost, and they will be included in the total well costs for determining the Managing General Partner's and the investor partners' contributions, the division of oil and natural gas revenues, and calculation of the Managing General Partner's drilling compensation.

The following table presents the usage of the drilling advances to Managing General Partner based on the drilling activities of the Managing General Partner:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Sales of leases	$3,119	$422,414
Drilling costs	1,492,591	35,168,394
Drilling compensation	209,399	4,982,713
Drilling advances to Managing General Partner	$(1,705,109)	$(40,573,521)

5. Under the Drilling and Operating Agreement, the Managing General Partner, as operator of the wells, receives the following from the Partnership when the wells begin producing:

•	reimbursement at actual cost for all direct expenses incurred on behalf of the Partnership;
•	monthly well operating charges for operating and maintaining the wells during producing operations at a competitive rate; and
•	monthly administration charge for Partnership activities.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

During the production phase of operations, the Managing General Partner as operator receives a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $100 for Partnership-related general and administrative expenses that include accounting, engineering and management.  The Managing General Partner as operator bills non-routine operations and administration costs to the Partnership at its cost.  The Managing General Partner may not benefit by inter-positioning itself between the Partnership and the actual provider of operator services.  In no event is any consideration received for operator services duplicative of any consideration or reimbursement received under the Agreement.

The well operating charges cover all normal and regularly recurring operating expenses for the production, delivery, and sale of natural gas and oil, such as:

•	well tending, routine maintenance, and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing production related reports to the Partnership and government agencies.

The well supervision fees do not include costs and expenses related to:

•	the purchase of equipment, materials, or third-party services;
•	the cost of compression and third-party gathering services, or gathering costs;
•	brine disposal; and
•	rebuilding of access roads.

These costs are charged at the invoice cost of the materials purchased or the third-party services performed.

6. The Managing General Partner and its affiliates may enter into other transactions with the Partnership for services, supplies and equipment during the production phase of the Partnership, and is entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies and equipment.  Management believes these transactions were on terms no less favorable than could have been obtained from non-affiliated third parties.

7. Under the Agreement, the Managing General Partner is responsible for gathering, compression, processing and transporting the gas produced by the Partnership to interstate pipeline systems, local distribution companies, and/or end-users in the area from the point the natural gas from the well is commingled with natural gas from other wells.  In such a case, the Managing General Partner uses gathering systems already owned by PDC or PDC constructs the necessary facilities if no such line exists.  In such a case, the Partnership pays a gathering, compression and processing fee directly to the Managing General Partner at competitive rates.  If a third-party gathering system is used, the Partnership pays the gathering fee charged by the third-party gathering the gas.

8. The Managing General Partner is reimbursed by the Partnership for all direct costs expended by them on the Partnership’s behalf for administrative and professional fees, such as legal expenses, audit fees and engineering fees for reserve reports.

9. The Agreement provides for the allocation of cash distributions 70% to the Investors Partners and 30% to the Managing General Partner.  For additional disclosure regarding the allocation of cash distributions, refer to Note 5, Partners’ Equity and Cash Distributions.

Additionally, refer to Note 4, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore prior to the spudding the well and effective the date of the spudding of the well, to the Partnership in accordance with the Drilling and Operation Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Agreement relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the leases is acceptable for purposes of the Partnership.  For additional information, see Item 2, Properties - Title to Properties.

Note 4 - Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.  The Partnership recognizes all derivative instruments as either assets or liabilities on the Partnership’s balance sheets at fair value.  Partnership derivative instruments do not qualify for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, changes in the derivatives' fair values are recorded on a net basis in the Partnership’s statements of operations in oil and natural gas price risk management gain (loss), net, for changes in derivative instruments related to our oil and natural gas sales.

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to oil and natural gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  Partnership policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2007, our oil and natural gas derivative instruments were comprised of “swaps” and “collars.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the fixed-price swaps and collar derivative instruments which remain in effect at February 28, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil “floors.”

•
For swap instruments, PDC, as Managing General Partner, receives a fixed price for the hedged commodity and pays a floating market price to the counterparty.  The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the ceiling strike price or falls below the fixed floor strike price, PDC, as Managing General Partner, receives the fixed floor price and pays the market price.  If the market price is between the ceiling and the floor strike price, no payments are due from either party.

•
Floors contained a floor price (put) whereby PDC, as Managing General Partner, received from the counterparty, the floor price if the commodity market price fell below the floor strike price, but received no payment when the commodity market price exceeded the floor price.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The Managing General Partner enters into derivative instruments for Partnership production to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended, although at December 31, 2007, they are below market due to the continual rise in energy prices.  Since December 31, 2007, through the filing of this report, the Partnership continues to experience extreme volatility in oil and gas prices resulting in extreme fluctuation in realized and unrealized derivative positions.

The table below summarizes our open derivative positions as of December 31, 2007 and 2006 as follows:

	Year Ended 2007			Year Ended 2006
	Short -Term	Long-Term	Total	Short -Term	Long-Term	Total
Natural gas floors	$76,615	$-	$76,615	$894,990	$101,638	$996,628
Natural gas ceilings	(4,024)	-	(4,024)	(337)	-	(337)
Oil floors	-	-	-	27,789	-	27,789
Oil swaps	(452,778)	-	(452,778)	-	-	-
	$(380,187)	$-	$(380,187)	$922,442	$101,638	$1,024,080

At December 31, 2007 and 2006, the maximum term for the derivative positions listed above is 12 months and 15 months, respectively.  At December 31, 2005, the Partnership had no derivative positions.

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Statements of Operations.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Oil and gas price risk management gain (loss), net Realized gain (loss):
Oil	$(24,151)	$(9,794)
Gas	529,222	92,174
Total realized gain	505,071	82,380
Unrealized gain (loss)	(1,404,267)	1,031,185
Oil and gas price risk management gain (loss), net	$(899,196)	$1,113,565

Pursuant to SFAS No. 133, the Partnership’s derivatives do not qualify for designation as cash flow hedges.  Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e. temporary fluctuations in value) are reported currently in the Partnership’s statements of operations as unrealized gain (loss).  Oil and natural gas price risk management gain (loss), net includes realized and unrealized gains and losses on commodity based derivatives related to our oil and natural gas sales.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements
The following table sets forth the Partnership's portion of derivative positions in effect as of February 28, 2009.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Apr-08	Mar 09	-	-	-	-	18,843	$7.76
	Jul-08	Mar 09	-	-	-	-	11,240	8.52
	Feb-08	Mar 09	-	-	-	-	11,240	8.18
	Jan-08	Apr 09 - Oct 09	20,265	$5.75	20,265	$8.75	-	-
	Mar-08	Apr 09 - Oct 09	19,910	5.75	19,910	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	15,127	9.20
	Jul-08	Nov 09 - Mar 10	21,514	7.50	21,514	11.40	-	-
	Nov-08	Nov 10 - Mar 11	13,901	4.75	13,901	9.45

Wattenberg Field
	Apr-08	Mar 09	-	-	-	-	4,290	7.76
	Jul-08	Mar 09	-	-	-	-	2,535	8.52
	Feb-08	Mar 09	-	-	-	-	2,535	8.18
	Jan-08	Apr 09 - Oct 09	4,458	5.75	4,458	8.75	-	-
	Mar-08	Apr 09 - Oct 09	4,052	5.75	4,052	9.05	-	-
	Jul-08	Nov 09 - Mar 10	-	-	-	-	3,145	9.20
	Jul-08	Nov 09 - Mar 10	4,530	7.50	4,530	11.40	-	-
	Nov-08	Nov 10 - Mar 11	3,546	$4.75	3,546	$9.45

Oil - NYMEX
Wattenberg Field
	Jan-08	Mar 09 - Dec 09	-	-	-	-	887	84.90
	Jan-08	Mar 09 - Dec 09	-	-	-	-	887	85.40
	May-08	Mar 09 - Dec 09	-	-	-	-	355	117.35
	May-08	Jan 10 - Dec 10	-	-	-	-	884	92.74
	May-08	Jan 10 - Dec 10	-	-	-	-	884	$93.17

The gross volumes in the above table reflect the total volumes of derivatives for the Partnership by area of operation.

In December 2008, PDC, the Managing General Partner, entered into a CIG basis protection swap covering approximately 80% of PDC’s and the Partnership’s natural gas production in the Piceance and Wattenberg fields which was not previously covered by derivative contracts. Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point. For the CIG basis protection swap, which has a negative differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of contract. This CIG basis protection swap runs from April 2010 through December 2013 at $1.88/Mmbtu. The Partnership’s portion of this position is an average monthly quantity of approximately 33,500 Mmbtu in the Piceance Basin field and 6,900 Mmbtu in the Wattenberg field for the period April 2010–October 2010; 16,800 Mmbtu in the Piceance Basin field and 2,900 Mmbtu in the Wattenberg field for the period November 2010-March 2011; and 26,300 Mmbtu in the Piceance Basin field and 5,200 Mmbtu in the Wattenberg field for the period April 2011-December 2013.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The following table sets forth the Partnership’s portion of derivative positions in effect as of December 31, 2007.  In addition to the fixed-price “swaps” and “collar” derivative, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Dec-06	Jan 08 - Mar 08	12,965	$5.25	-	-	-	-
	Jan-07	Jan 08 - Mar 08	12,965	5.25	12,965	$9.80	-	-
	May-07	Apr 08 - Oct 08	25,588	5.50	25,588	10.35	-	-

Wattenberg Field
	Jan-07	Jan 08 - Mar 08	7,185	5.25	7,185	9.80	-	-
	May-07	Apr 08 - Oct 08	17,243	$5.50	17,243	$10.35	-	-

Oil - NYMEX
Wattenberg Field
	Oct-07	Jan 08 - Dec 08	-	-	-	-	4,335	$84.20

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2006.  The gross volumes in the table reflect the total volumes of derivatives for the Partnership by area of operation.

		Floors		Ceilings
Month Set	Month	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Net Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
Jul-05	Jan 07 - Mar 07	19,030	$6.00	9,515	$8.40
Feb-06	Jan 07 - Mar 07	40,779	6.50	-	-
Feb-06	Apr 07 - Oct 07	29,905	5.50	-	-
Sep-06	Jan 07 - Mar 07	72,043	4.00	-	-
Sep-06	Apr 07 - Oct 07	101,948	4.50	-	-
Dec-06	Nov 07 - Mar 08	51,654	5.25	-	-

Oil - NYMEX
Wattenberg Field
Sep-06	Jan 07 - Oct 07	4,820	$50.00	-	-

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Note 5 -  Partners’ Equity and Cash Distributions

Partners’ Equity

A unit represents the individual interest of an individual investor partner in the Partnership.  No public market exists or will develop for the units.  While units of the Partnership are transferable, assignability of the units is limited, requiring the consent of the Managing General Partner.

Allocation of Partners’ Interest

The table below summarizes the participation of the Investor Partners and the Managing General Partner in the revenues and costs of the Partnership, taking into account the Managing General Partner's capital contribution, which was equal to 31.43% of the Investor Partners’ initial capital.

		Managing
	Investor	General
	Partners	Partner
Partnership Revenue:
Oil and gas sales	70%	30%
Oil and gas price risk management gain (loss)	70%	30%
Sale of productive properties	70%	30%
Sale of equipment	70%	30%
Sale of undeveloped leases	70%	30%
Interest income	70%	30%

Partnership Costs:
Organization costs (a)	0%	100%
Broker-dealer commissions and expenses/syndication costs (a)	100%	0%
Cost of oil and gas properties:
Undeveloped lease costs	0%	100%
Tangible well costs	0%	100%
Intangible drilling costs	100%	0%
Managing General Partner's drilling compensation	100%	0%
Direct drilling and compensation costs, excluding
Managing General Partner’s drilling compensation	70%	30%
Other costs and expenses:
Management fee (b)	100%	0%
Production and operating costs (c)	70%	30%
Depreciation, depletion and amortization expense	70%	30%
Accretion of asset retirement obligations	70%	30%
Direct costs - general and administrative (d)	70%	30%

(a)
The Managing General Partner paid all legal, accounting, printing, and filing fees associated with the organization of the Partnership and the offering of units and is allocated 100% of these costs.  The Investor Partners paid all dealer manager commissions, discounts, and due diligence reimbursements and are allocated 100% of these costs.

(b)	Represents a one-time fee paid to the Managing General Partner on the day the Partnership was funded equal to 1-1/2% of total investor subscriptions.

(c)	Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(d)	The Managing General Partner receives monthly reimbursement from the Partnership for direct costs – general and administrative incurred by the Managing General Partner on behalf of the Partnership.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements
The following table presents the allocation of net income (loss) to the Investor Partners and the Managing General Partner for each of the periods presented.

			Period from December 6, 2005
	Year Ended	Year Ended	(date of inception) to
	December 31, 2007	December 31, 2006	December 31, 2005
Net Income (loss)	$2,902,162	$7,579,182	$(556,060)
Plus Management fee	-	-	536,033
Net Income (loss) allocable to the partners	$2,902,162	$7,579,182	$(20,027)

Net Income (loss) allocable to Investor Partners:
70% of Net Income (loss) allocable to the Partners	$2,031,513	$5,305,427	$(14,019)
100% of Management Fee	-	-	(536,033)
Net income (loss) allocable to Investor Partners	2,031,513	5,305,427	(550,052)

Net Income (loss) allocable to Managing General Partner
30% of Net Income (loss) allocable to the Partners	870,649	2,273,755	(6,008)
Net Income (loss) allocable to Managing General Partner	870,649	2,273,755	(6,008)

Net Income (loss)	$2,902,162	$7,579,182	$(556,060)

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution not less frequently than quarterly.  The Managing General Partner will determine and distribute, if funds are available for distribution, cash on a monthly basis.  The Managing General Partner will make cash distributions of 70% to the Investor Partners and 30% to the Managing General Partner throughout the term of the Partnership.  The Partnership has paid cash distributions each month since July 2006.  Distributions for the years ended December 31, 2007 and 2006 were $10.4 million and $10.2 million, respectively.  There were no cash distributions in 2005.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Note 6  - Oil and Gas Properties

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on December 30, 2005 with payments made for all planned drilling and completion costs for the Partnership made in 2005.  Costs capitalized for these activities at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Leasehold costs	$459,554	$453,169	$-
Development costs	40,326,237	36,729,156	-
Oil and gas properties, successful efforts method	40,785,791	37,182,325	-
Wells in progress	-	1,969,943	315,408
Drilling advances to Managing General Partner	253,556	1,958,665	42,532,187
Oil and gas properties at cost	41,039,347	41,110,933	42,847,595
Less accumulated depreciation, depletion and amortization	(10,188,507)	(5,877,662)	-
Oil and gas properties, net	$30,850,840	$35,233,271	$42,847,595

Wells in progress represents expenditures incurred for wells for which drilling and/or completion activities have commenced but had not been completed.  “Drilling advances to Managing General Partner” represent prepayments to the Managing General Partner for the development of oil and gas properties for which drilling has not commenced.

Note 7 - Asset Retirement Obligations

Changes in the carrying amount of asset retirement obligations associated with oil and natural gas properties are presented in the table below.  There was no asset retirement obligation recorded in 2005 because there were no wells drilled and completed as of December 31, 2005, the period in which the Partnership’s business operations commenced.

	2007	2006

Balance at beginning of period	$332,434	$-
Obligations assumed with development activities	6,325	320,707
Accretion expense	16,620	11,727
Balance at end of period	$355,379	$332,434

The discount rate used in calculating the asset retirement obligation and related accretion vary from 5.10% to 5.55%, depending on the quarter in which the Partnership was required to record the retirement obligation for any specific well.  These rates approximate the borrowing rate of the Managing General Partner for the quarter in which the retirement obligation was recorded.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Note 8 - Commitments and Contingencies

On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Partnership’s Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on gas produced from wells operated by the Managing General Partner in the State of Colorado (the "Droegemueller Action").  The plaintiff seeks declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007, and on July 10, 2007, the Managing General Partner filed its answer and affirmative defenses.

A second similar Colorado class action suit was filed against the Managing General Partner in the U.S. District Court for the District of Colorado on December 3, 2007 by Ted Amsbaugh, et al.  On December 31, 2007, the plaintiffs in this second action filed a motion to consolidate the case with the Droegemueller action above.  On January 28, 2008, the Court granted the plaintiff’s motion to consolidate the action with the Droegemueller Action.

The court approved a stay in proceedings until September 22, 2008 while the parties pursued mediation of the matter.  Based on the mediation held on May 28, 2008, and subsequent negotiations, $74,412 was accrued by the Partnership for this litigation for the year ended December 31, 2007, which represents the expected settlement related to all periods prior to 2008.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 38 wells in the Wattenberg field subject to the settlement.  On October 10, 2008 the court issued preliminary approval of the settlement agreement.

The portion of the proposed settlement related to the Partnership’s wells for all periods through December 31, 2007 is $74,412.  During the third quarter of 2008, an additional amount of $21,824 plus legal costs of $3,067 were recorded to fully accrue for the settlement through September 30, 2008.  In November 2008, the Managing General Partner paid into an escrow account, on behalf of the Partnership, amounts due under the settlement.  These amounts will be deducted from future Partnership distributions. Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008 and the final settlement was approved by the court at a hearing on April 7, 2009.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

Costs Incurred in Oil and Gas Property Development Activities

Costs incurred in oil and gas property development are presented below:

	2007	2006

Leasehold costs	$6,385	$453,169
Development costs	3,597,081	36,729,156
Total costs incurred	$3,603,466	$37,182,325

There were no costs incurred in Oil and Gas Property Development Activities during 2005.

Net Proved Oil and Gas Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers. Ryder Scott Company, L.P. prepared Partnership reserve reports estimating proved reserves at December 31, 2007 and 2006. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

Proved reserves are the estimated quantities of oil and natural gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. The Partnership’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate.

Proved developed reserves are the quantities of oil and natural gas expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.  In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities.

The following Partnership reserve estimates present the estimate of the proved gas and oil reserves and net cash flows of the Partnership’s Properties which are United States properties.  The Managing General Partner’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

Below are the net quantities of net proved reserves of the Partnership’s Properties.

	Oil (Bbls)
	2007	2006
Proved reserves:
Beginning of year, January 1	493,294	-
Extensions, discoveries and improved recovery, less related costs	-	628,054
Revisions of previous estimates	344,560	-
Production	(76,039)	(134,760)
End of Year, December 31	761,815	493,294

	Gas (McF)
	2007	2006
Proved reserves:
Beginning of year, January 1	12,670,718	-
Extensions, discoveries and improved recovery, less related costs	-	14,246,856
Revisions of previous estimates	(1,666,702)	-
Production	(1,212,711)	(1,576,138)
End of Year, December 31	9,791,305	12,670,718

	December 31,
Proved Developed Reserves	2007	2006

Oil (Bbl)	363,814	425,376
Natural Gas (Mcf)	8,125,215	11,811,135

•	Bbl – One barrel or 42 U.S. gallons of liquid volume
•	Mcf – One thousand cubic feet

In the fourth quarter of 2007, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 1666.7 MMcf of gas and an upward revision of 344.6 MBbl of oil. The revision was primarily due to a decrease of 2326.1 MMcf of gas and an increase of 341.9 MBbl of oil due to asset performance and an increase of 659.4 MMcf of gas and 2.7 MBbl of oil due to commodity price changes.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

Summarized in the following table is information with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  Future cash inflows are computed by applying year-end prices of oil and gas relating to our proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, including production – related taxes, primarily severance and property, assuming continuation of existing economic conditions.  Future development costs include the development costs related to recompletions of wells drilled in the Codell formation, as described in Item 1, Business—Plan of Operations.  Since Partnership taxable income is reported in the separate tax returns of individual investor partners, no future estimated income taxes are computed and presented herein.

	Year Ended December 31,
	2007	2006

Future estimated revenues	$128,592,450	$84,675,373
Future estimated production costs	(30,513,922)	(23,973,185)
Future estimated development costs	(7,147,032)	(6,625,194)
Future net cash flows	90,931,496	54,076,994
10% annual discount for estimated timing of cash flows	(45,025,000)	(22,323,000)
Standardized measure of discounted future estimated net cash flows	$45,906,496	$31,753,994

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

Sales of oil and gas production, net of production costs	$(8,206,195)	$(14,629,131)
Net changes in prices and production costs	15,028,000	-
Extensions, discoveries, and improved recovery,
less related costs	-	46,383,125
Revisions of previous quantity estimates	7,721,000	-
Accretion of discount	2,647,000	-
Timing and other	(3,037,303)	-
Net change	$14,152,502	$31,753,994

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

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average December 31 price used for each commodity at December 31, 2007 and 2006 is presented below.

	Year End Price
As of December 31,	Oil	Natural Gas
2007	$80.20	$6.89
2006	58.28	4.41

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

BALANCE SHEETS		As of
	March 31,	June 30,	September 30,	December 31,
Assets	2007	2007	2007	2007

Current assets:
Cash and cash equivalents	$33,461	$52,111	$63,984	$63,599
Accounts receivable	3,125,930	2,670,716	2,357,890	2,144,313
Due from Managing General Partner-derivatives	393,949	506,410	519,895	-
Due from Managing General Partner-other	-	176,374	315,900	236,307
Total current assets	3,553,340	3,405,611	3,257,669	2,444,219

Oil and gas properties, successful efforts method	37,382,032	39,947,543	40,030,883	40,785,791
Drilling advances to Managing General Partner	1,022,892	1,141,323	1,001,500	253,556
Wells in progress	2,711,435	-	-	-
Oil and gas properties, at cost	41,116,359	41,088,866	41,032,383	41,039,347
Less accumulated depreciation, depletion and amortization	(7,180,026)	(8,284,779)	(9,312,080)	(10,188,507)
Oil and gas properties, net	33,936,333	32,804,087	31,720,303	30,850,840

Due from Managing General Partner-derivatives	-	82,958	28,644	-
Due from Managing General Partner-other	102,242	188,161	264,016	264,016
Total assets	$37,591,915	$36,480,817	$35,270,632	$33,559,075

Liabilities and Partners' equity

Current liabilities:
Accounts payable	$274,095	$233,190	$201,581	$111,157
Due to Managing General Partner-derivatives	-	-	-	380,187
Due to Managing General Partner-other	11,909	-	-	-
Total current liabilities	286,004	233,190	201,581	491,344

Asset retirement obligations	342,914	347,069	351,224	355,379
Total liabilities	628,918	580,259	552,805	846,723

Partners' equity:
Managing General Partner	9,466,293	9,165,225	8,833,407	8,243,538
Limited Partners - 1,787 units issued and outstanding	27,496,704	26,735,333	25,884,420	24,468,814
Total Partners' equity	36,962,997	35,900,558	34,717,827	32,712,352

Total liabilities and Partners' equity	$37,591,915	$36,480,817	$35,270,632	$33,559,075
See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

BALANCE SHEETS		As of
	March 31,	June 30,	September 30,	December 31,
Assets	2006	2006	2006	2006
		(As restated)
Current assets:
Cash and cash equivalents	-	$881	$83	$20,328
Accounts receivable	423,304	6,195,767	8,193,924	4,814,402
Due from Managing General Partner-derivatives	-	89,851	729,947	922,443
Total current assets	423,304	6,286,499	8,923,954	5,757,173

Oil and gas properties, successful efforts method	7,741,567	35,091,253	36,035,119	37,182,325
Drilling advances to Managing General Partner	17,394,862	4,484,301	3,494,426	1,958,665
Wells in progress	16,641,791	1,523,621	1,537,199	1,969,943
Oil and gas properties, at cost	41,778,220	41,099,175	41,066,744	41,110,933
Less accumulated depreciation, depletion and amortization	(124,896)	(1,747,012)	(3,988,192)	(5,877,662)
Oil and gas properties, net	41,653,324	39,352,163	37,078,552	35,233,271

Due from Managing General Partner-derivatives	-	23,090	294,639	101,637
Total Assets	$42,076,628	$45,661,752	$46,297,145	$41,092,081

Liabilities and Partners' Equity

Current liabilities:
Accounts payable	$38,128	$570,194	$507,435	$369,402
Due to Managing General Partner-derivatives	1,021	-	-	-
Due to Managing General Partner-other	51,555	128,767	479,089	139,842
Total current liabilities	90,704	698,961	986,524	509,244

Due to Managing General Partner-derivatives	932	-	-	-
Asset retirement obligations	184,237	257,584	260,708	332,434
Total liabilities	275,873	956,545	1,247,232	841,678

Partners' equity:
Managing General Partner	10,917,618	11,788,954	11,892,366	10,452,514
Limited Partners - 1,787 units issued and outstanding	30,883,137	32,916,253	33,157,547	29,797,889
Total Partners' equity	41,800,755	44,705,207	45,049,913	40,250,403

Total Liabilities and Partners' Equity	$42,076,628	$45,661,752	$46,297,145	$41,092,081

As the Partnership was formed on December 6, 2005, there are no quarterly balance sheets for the first three quarters of 2005.  The balance sheet as of December 31, 2005 presented on page F-3 of these financial statements is the same as would be presented if a balance sheet were provided for that quarter.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
STATEMENTS OF OPERATIONS	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues:
Oil and gas sales	$3,178,054	$2,670,716	$2,357,890	$2,144,313
Oil and gas price risk management gain (loss), net	(647,790)	321,150	221,114	(793,670)
Total revenues	2,530,264	2,991,866	2,579,004	1,350,643

Operating costs and expenses:
Production and operating costs	620,601	507,452	535,932	480,793
Direct costs - general and administrative	403	75,178	430	25,268
Depreciation, depletion and amortization	1,302,364	1,104,753	1,027,301	876,427
Exploratory dry hole costs	900	27,492	56,483	(6,964)
Accretion of asset retirement obligations	4,155	4,155	4,155	4,155
Total operating costs and expenses	1,928,423	1,719,030	1,624,301	1,379,679

Income from operations	601,841	1,272,836	954,703	(29,036)

Interest income	40,034	25,914	18,801	17,069

Net income	$641,875	$1,298,750	$973,504	$(11,967)

Net income allocated to partners	$641,875	$1,298,750	$973,504	$(11,967)
Less Managing General Partner interest in net income	192,563	389,625	292,051	(3,590)
Net income allocated to Investor Partners	$449,312	$909,126	$681,453	$(8,377)

Net income per Investor Partner unit	$251	$509	$381	$(5)

Investor Partner units outstanding	1,787	1,787	1,787	1,787

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
STATEMENTS OF OPERATIONS	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
		(As restated)
Revenues:
Oil and gas sales	$420,087	$5,775,680	$5,761,615	$4,824,591
Oil and gas price risk management gain (loss), net	1,764	119,916	941,649	50,236
Total revenues	421,851	5,895,596	6,703,264	4,874,827

Operating costs and expenses:
Production and operating costs	69,656	622,582	725,253	735,351
Direct costs - general and administrative	500	388	123,797	121,190
Depreciation, depletion and amortization	124,896	1,622,116	2,241,180	1,889,470
Exploratory dry hole costs	1,251,337	749,216	32,431	24,385
Accretion of asset retirement obligations	2,275	3,176	3,124	3,152
Total operating costs and expenses	1,448,664	2,997,478	3,125,785	2,773,548

Income (loss) from operations	(1,026,813)	2,898,118	3,577,479	2,101,279

Interest income	-	6,334	3,228	19,557

Net income (loss)	$(1,026,813)	$2,904,452	$3,580,707	$2,120,836

Net income (loss) allocated to partners	$(1,026,813)	$2,904,452	$3,580,707	$2,120,836
Less Managing General Partner interest in net income (loss)	(308,044)	871,336	1,074,212	636,251
Net income (loss) allocated to Investor Partners	$(718,769)	$2,033,116	$2,506,495	$1,484,585

Net income (loss) per Investor Partner unit	$(402)	1,138	$1,403	$831

Investor Partner units outstanding	1,787	1,787	1,787	1,787

As the Partnership was formed on December 6, 2005, there are no quarterly statements of operations for the first three quarters of 2005.  The statement of operations from December 6, 2005 (date of inception) to December 31, 2005 presented on page F-4 of these financial statements is the same as would be presented if a statement of operations were provided for that quarter.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Cash Flows
(Unaudited)

Statements of Cash Flows	Three	Six	Nine
	Months ended	Months ended	Months ended
	March 31,	June 30,	September 30,
	2007	2007	2007

Cash flows from operating activities:
Net income	$641,875	$1,940,625	$2,914,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,302,364	2,407,117	3,434,418
Accretion of asset retirement obligations	4,155	8,310	12,465
Unrealized loss on derivative transactions	630,131	434,712	475,541
Exploratory dry hole costs	900	28,392	84,875
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,688,472	2,143,686	2,456,512
Decrease in accounts payable	(95,307)	(136,212)	(167,822)
Decrease in due from/to Managing General Partner	(230,176)	(504,378)	(719,758)
Net cash provided by operating activities	3,942,414	6,322,252	8,490,361

Cash flows from financing activities:
Distributions to Partners	(3,929,281)	(6,290,469)	(8,446,705)
Net cash used in financing activities	(3,929,281)	(6,290,469)	(8,446,705)

Net increase in cash and cash equivalents	13,133	31,783	43,656
Cash and cash equivalents, beginning of period	20,328	20,328	20,328
Cash and cash equivalents, end of period	$33,461	$52,111	$63,984

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Cash Flows
(Unaudited)

Statements of Cash Flows	Three	Six	Nine
	Months ended	Months ended	Months ended
	March 31,	June 30,	September 30,
	2006	2006	2006
		(As restated)
Cash flows from operating activities:
Net income (loss)	$(1,026,813)	$1,877,639	$5,458,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	124,896	1,747,012	3,988,192
Accretion of asset retirement obligations	2,275	5,451	8,575
Unrealized gain on derivative transactions	1,953	(112,941)	(1,024,586)
Exploratory dry hole costs	1,251,337	2,000,553	2,032,984
Changes in operating assets and liabilities:
Increase in accounts receivable	(423,304)	(6,195,767)	(8,193,924)
Increase in accounts payable	69,656	570,194	507,435
Increase in due from/to Managing General Partner	-	108,740	459,062
Net cash provided by operating activities	-	881	3,236,084

Cash flows from financing activities:
Distributions to Partners	-	-	(3,236,001)
Net cash used in financing activities	-	-	(3,236,001)

Net increase in cash and cash equivalents	-	881	83
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$881	$83

As the Partnership was formed on December 6, 2005, there are no quarterly statements of cash flows for the first three quarters of 2005.  The statement of cash flows from December 6, 2005 (date of inception) to December 31, 2005 presented on page F-6 of these financial statements is the same as would be presented if a statement of cash flows was provided for that quarter.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 1 – Basis of Presentation

The Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on December 6, 2005, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.

The accompanying interim financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X, Rule 8-03(a) and (b) of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in accompanying audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim financial statements, as restated for the quarter ended June 30, 2006, contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the Partnership's financial position and results of operations for the periods presented.  See Note 5, Restatement below, for more information about year 2006 unaudited condensed quarterly financial reporting.  Results of operations for the three months ended March 31, June 30, September 30, and December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  Undistributed oil and natural gas revenues are recorded on the balance sheet under the caption “Accounts receivable.”  A portion of the undistributed oil and natural gas revenues had not been received by the Managing General Partner as of the end of the period.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from the Managing General Partner – derivatives” in the case of net unrealized gains or “Due to Managing General Partner – derivatives” in the case of net unrealized losses.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner – other.”

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table presents reimbursements and service fees paid by the Partnership to PDC or its affiliates during  the quarters ended March 31, June 30, September 30 and December 31, for the years 2007 and 2006  and the period from December 6, 2005 (date of inception) to December 31, 2005.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Transaction
Well charges	$77,987	$78,104	$77,604	$84,993
Gas marketing, supplies and equipment	163,498	199,601	125,948	150,921
Gathering, compression and processing fees	97,985	77,695	74,752	46,683
Direct costs- general and administrative	403	75,178	430	25,268
Distributions*	$1,178,783	$690,693	$623,868	$586,281

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Transaction
Well charges	$8,800	$61,607	$49,142	$77,721
Gas marketing, supplies and equipment	-	-	134,634	231,017
Gathering, compression and processing fees	207	5,774	156,283	143,648
Direct costs- general and administrative	500	388	123,797	121,190
Distributions*	$-	$-	$970,800	$2,076,103

				Period from December 6, 2005 to December 31, 2005
Transaction
Capital contribution				$11,231,670
Syndication costs				3,583,551
Management fee				536,033
Drilling costs				276,674
Drilling compensation				38,734
Drilling advances to Managing General Partner				42,532,187
Direct costs- general and administrative				$20,027

*Distributions commenced in July 2006.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 3 - Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership’s exposure to price risk from oil and natural gas sales.  These instruments consisted of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX, based floors for our Colorado oil production.  These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner receives for the volume of oil and natural gas to which the derivative relates.

In addition to the fixed-price “swaps” and “collar” derivative instruments which remain in effect at February 28, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas “floors” and “collars” while its oil derivative instruments were comprised of oil “floors.”

“Floors” contained a floor price (put) whereby PDC, as Managing General Partner, received from the counterparty, the floor price if the commodity market price fell below the floor strike price, but received no payment when the commodity market price exceeded the floor price.  “Collars” contained a fixed floor price (put) and ceiling price (call). If the market price exceeded the call strike price or fell below the fixed put strike price, PDC, as Managing General Partner, received the fixed price and paid the market price to the counterparty.  If the market price was between the call and put strike price, no payments were due from either party.

Upon the expiration of the NYMEX-based oil “floor” contract in October 31, 2007, PDC entered into a NYMEX-based oil “swap” contract in which the Managing General Partner received a fixed price for the hedged commodity and paid a floating market price to the counterparty. The fixed-price payment and the floating-price payment were netted, which resulted in a net amount due to or from the counterparty.

The following table summarizes our open derivative positions:

	Quarter Ended
	March 31, 2007			June 30, 2007						September 30, 2007
	Short-term	Long-term	Total	Short-term		Long-term		Total		Short-term	Long-term	Total
Natural gas floors	$578,942	$-	$578,942	$645,120		$179,781		$824,901		$571,147	$43,877	$615,024
Natural gas ceilings	(189,430)	-	(189,430)	(139,245)		(96,823)		(236,068)		(51,288)	(15,233)	(66,521)
Oil floors	4,437	-	4,437	535		-		535		36	-	36
Total	$393,949	$-	$393,949	$506,410		$82,958		$589,368		$519,895	$28,644	$548,539

	Quarter Ended
	March 31, 2006			June 30, 2006						September 30, 2006
	Short-term	Long-term	Total	Short-term		Long-term		Total		Short-term	Long-term	Total
Natural gas floors	$(1,021)	$(932)	$(1,953)	$89,851	*	$23,090	*	$112,941	*	$694,390	$287,685	$982,075
Natural gas ceilings	-	-	-	-		-		-		-	-	-
Oil floors	-	-	-	-		-		-		35,557	6,954	42,511
Total	$(1,021)	$(932)	$(1,953)	$89,851		$23,090		$112,941		$729,947	$294,639	$1,024,586

*As Restated

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the accompanying unaudited condensed statements of operations:

	Quarter ended March 31, 2007	Quarter ended June 30, 2007	Quarter ended September 30, 2007	Quarter ended December 31, 2007
Realized gains (losses)
Oil	$(9,851)	(8,483)	$(2,868)	$(2,949)
Natural gas	(7,808)	134,214	264,811	138,005
Realized gain (loss)	(17,659)	125,731	261,943	135,056
Unrealized gain (loss)	(630,131)	195,419	(40,829)	(928,726)
Oil and gas price risk management gain (loss), net	$(647,790)	$321,150	$221,114	$(793,670)

	Quarter ended March 31, 2006	Quarter ended June 30, 2006	Quarter ended September 30, 2006	Quarter ended December 31, 2006
Realized gains (losses)		(As restated)
Oil	$-	$-	$-	$(9,794)
Natural gas	3,717	5,022	30,004	60,536
Realized gain	3,717	5,022	30,004	50,742
Unrealized gain (loss)	(1,953)	114,894	911,645	(506)
Oil and gas price risk management gain (loss), net	$1,764	$119,916	$941,649	$50,236

The Partnership had no derivative positions in 2005.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 4 - Capitalized Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on December 31, 2005 with payments made for all planned drilling and completion costs for the Partnership made in December 2005.  Costs capitalized for these activities are as follows:

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Leasehold costs	$454,873	$459,380	$459,398	$459,554
Development costs	36,927,159	39,488,163	39,571,485	40,326,237
Oil and gas properties, successful efforts method	37,382,032	39,947,543	40,030,883	40,785,791
Drilling advances to Managing General Partner	1,022,892	1,141,323	1,001,500	253,556
Wells in progress	2,711,435	-	-	-
Oil and gas properties, at cost	41,116,359	41,088,866	41,032,383	41,039,347
Less accumulated depreciation, depletion and amortization	(7,180,026)	(8,284,779)	(9,312,080)	(10,188,507)
Oil and gas properties, net	$33,936,333	$32,804,087	$31,720,303	$30,850,840

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(As restated)

Leasehold costs	$42,293	$363,156	$368,191	$453,169
Development costs	7,699,274	34,728,097	35,666,928	36,729,156
Oil and gas properties, successful efforts method	7,741,567	35,091,253	36,035,119	37,182,325
Drilling advances to Managing General Partner	17,394,862	4,484,301	3,494,426	1,958,665
Wells in progress	16,641,791	1,523,621	1,537,199	1,969,943
Oil and gas properties, at cost	41,778,220	41,099,175	41,066,744	41,110,933
Less accumulated depreciation, depletion and amortization	(124,896)	(1,747,012)	(3,988,192)	(5,877,662)
Oil and gas properties, net	$41,653,324	$39,352,163	$37,078,552	$35,233,271

Wells in progress represents expenditures incurred for wells on which drilling and/or completion activities have commenced but has not been completed.  Drilling advances to Managing General Partner represent prepayments to the Managing General Partner for the development of oil and natural gas properties on which drilling has not commenced.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 5 - Restatement

In 2007, PDC determined that it had over-withheld production taxes from distributions to the limited partners of the Partnership during 2006, overstating production and operating costs.  The total misstatement for the production tax over-withholding was $213,276, including $4,719 in interest, during the three month period ended June 30, 2006.  Management determined that the misstatement for the production tax over-withholding for the first quarter of 2006 of $15,625, including $346 in related interest, was immaterial for restatement of the Partnership's unaudited condensed financial statements for the three month period ended March 31, 2006 and thus was recorded in the second quarter of 2006.  Additionally, the Partnership determined that there was an error in the Partnership's derivative valuation methodology. The resultant misstatement for unrealized gains and losses due to the error in the derivative valuation maethodology was an unrecorded gain of $111,781 during the second quarter of 2006. There was no error for the derivative position for the three moth period ended March 31, 2006.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following tables reflect the effects of the restatements on the Condensed Balance Sheet as of June 30, 2006 and the Condensed Statements of Operations for the three and six month periods ended June 30, 2006:

Quarter ended June 30, 2006	Amount as Previously Reported Including Reclassifications	Unrealized Derivatives Gain (Loss), Net	Production Tax Withholding	Restated Balance
Statement of Operations
Oil and gas price risk management gain, net*	$8,135	$111,781	-	$119,916
Total revenues	5,783,815	111,781	-	5,895,596
Production and operating costs	846,418	-	$(223,836)	622,582
Total costs and expenses	3,221,314	-	(223,836)	2,997,478
Income from operations	2,562,501	111,781	223,836	2,898,118
Interest income	1,269	-	5,065	6,334
Net income	2,563,770	111,781	228,901	2,904,452

Managing General Partner income	769,131	33,535	68,670	871,336
Investor Partner income	1,794,639	78,246	160,231	2,033,116

Net income per Investor Partner unit	1,004	44	90	1,138

Six Months ended June 30, 2006	Amount as Previously Reported Including Reclassifications	Unrealized Derivatives Gain (Loss), Net	Production Tax Withholding	Restated Balance
Statement of Operations
Oil and gas price risk management gain, net*	$9,899	$111,781	-	$121,680
Total revenues	6,195,767	111,781	-	6,307,548
Production and operating costs	916,074	-	$(223,836)	692,238
Total costs and expenses	4,669,978	-	(223,836)	4,446,142
Income from operations	1,525,789	111,781	223,836	1,861,406
Interest income	1,269	-	5,065	6,334
Net income	1,536,957	111,781	228,901	1,877,639

Managing General Partner income	461,087	33,535	68,670	563,292
Investor Partner income	1,075,870	78,246	160,231	1,314,347

Net income per Investor Partner unit	602	44	90	736

Balance Sheet
Due from Managing General Partner - other	8,239	(8,239)	-	-
Due from Managing General Partner - derivatives, short term	6,807	83,044	-	89,851
Total current assets	6,211,694	74,805	-	6,286,499
Due from Managing General Partner - derivatives, long term	-	23,090	-	23,090
Total assets	45,563,857	97,895	-	45,661,752

Accounts payable and accrued expenses	936,101	(8,239)	(228,901)	698,961
Due to Managing General Partner-derivatives, long term	5,647	(5,647)	-	-
Total liabilities	1,199,332	(13,886)	(228,901)	956,545
Partners' equity	44,364,525	111,781	228,901	44,705,207

Total liabilities and Partners' equity	$45,563,857	$97,895	$-	$45,661,752

*	“Oil and gas price risk management gain, net,” previously reported as other income, has been reclassified as a separate component of “Total Revenues.”

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Although net income for the quarter and six-months ended June 30, 2008 increased by $340,682 due to the restatement, net cash provided by operating activities remained unchanged for the respective periods. Adjustments to reconcile net income to net cash provided by operating activities, due to the restatement, include an increase of $111,781 to “Unrealized gain on derivative transactions” and an increase of $228,901 to “Due to Managing General Partner-other.”