Form 10-K
period 2008-12-31
Rockies Region Private LP
filed 2009-04-28
CIK 1350567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

As of March 31, 2009, the Partnership had 1,786.78 units of limited partnership interest and no units of general partnership interest outstanding.

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Index

PART I

Explanatory Note

Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”), which was formed on December 6, 2005, filed a Comprehensive Annual Report on Form 10-K for the period December 6, 2005 (date of inception) to December 31, 2005 and the years ended December 31, 2006 and 2007 on March 8, 2009. The report included condensed quarterly unaudited financial statements for each of the applicable quarters in 2005, 2006 and 2007.

This annual report on Form 10-K for the years ended December 31, 2007 and 2008 is the first periodic report the Partnership has filed with the Securities and Exchange Commission (“SEC”) since the filing of the previously mentioned Form 10-K for 2005-2007. The financial information presented in this Annual Report on Form 10-K includes audited financial statements for the years ended December 31, 2008 and 2007 as well as unaudited condensed financial information for each applicable interim period in 2007 and 2008.

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding Rockies Region Private Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects that are subject to risks and uncertainties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to them.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in production volumes, worldwide demand, and commodity prices for oil and natural gas;
•	risks incident to the operation of natural gas and oil wells;
•	future production and development costs;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America (“U.S.”) and the impact of the global economy;
•	the effect of natural gas and oil derivatives activities;
•	availability and cost of capital and conditions in the capital markets; and
•	losses possible from pending and/or future litigation and the costs incident thereto.

Further, the Partnership urges the reader to carefully review and consider the disclosures made in this report, including the risks and uncertainties that may affect the Partnership's business as described herein under Item 1A, Risk Factors and its other filings with the Securities and Exchange Commission, or SEC.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership and Managing General Partner undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

Item 1.	Business

General

The Partnership was organized as a limited partnership on December 6, 2005 (date of inception), under the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”).  Upon completion of a private placement of Partnership units on December 30, 2005, the Partnership was funded and commenced its business operations. The Partnership was funded with initial contributions of $35,735,509 from 952 limited and additional general partners (collectively, the “Investor Partners”) and a cash contribution of $11,231,670 from the Managing General Partner.  After payment of syndication costs of $3,583,551 and a one-time management fee to the Managing General Partner of $536,033, the Partnership had available cash of $42,847,595 to commence Partnership activities.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, it produces and sells gas and oil.

The address and telephone number of the Partnership and PDC’s principal executive offices, are 1775 Sherman Street, Suite 3000, Denver, Colorado 80203 and (303) 860-5800.

Drilling Activities

The Partnership commenced drilling activities immediately following funding on December 30, 2005.  As of December 31, 2008, a total of 49 gross wells (48.6 net) had been drilled.  The Partnership’s 48 gross developmental wells (47.9 net) were drilled in Colorado.  A development well is a well that is drilled close to and into the same formation as a well which has already produced and sold oil or natural gas.  One exploratory well (.7 net) was drilled in Wyoming.  An exploratory well is one which is drilled in an area where there has been no oil or natural gas production, or a well which is drilled to a previously untested or non-producing zone in an area where there are wells producing from other formations.  There were no drilling activities for the years ended December 31, 2008 and 2007.

The Partnership drilled 47 productive developmental wells (46.9 net) and one developmental well that was evaluated to be commercially unproductive and was declared a dry hole.  The one exploratory well (.7 net) drilled was determined to be commercially unproductive and therefore declared to be an exploratory dry hole.  See Item 2, Properties for disclosure regarding the Partnership’s wells.

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

Index

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

The typical well production profile for wells in both the Wattenberg and Grand Valley fields has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, the majority of the wells in the Wattenberg Field also produce oil.  For the natural gas, the purchase price may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.

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

Wyoming.  The Red Desert Basin, located in southwestern Wyoming, was the third target area and successful wells drilled in this area were expected to produce primarily natural gas with small associated amounts of oil.  The deepest potential targets are part of the Mesaverde formation and the Lewis, Fox Hills and Lance formations with shallower Tertiary aged Fort Union and Wasatch Sands, secondary targets.  The single well drilled by the Partnership in Wyoming was to a depth of 12,525 feet and was determined to be a dry hole.

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

Gas Pipeline and Transmission.  All of the Partnership's wells are in the vicinity of transmission pipelines and gathering systems.  PDC believes there are sufficient transmission pipelines and gathering systems for the Partnership's natural gas production, subject to some seasonal curtailment and occasional limitations because of repairs, improvements or as a result of priority transportation agreements with other gas transporters.  Seasonal curtailment typically occurs during July and August as a result of high temperatures which reduce compressor capacity.  This reduction in production typically amounts to less than five percent of normal monthly production without an effect on pricing.  The cost, timing and availability of gathering pipeline connections and service varies from area to area, well to well, and over time.  In selecting prospects for the Partnership, PDC included in its evaluation the anticipated cost, timing and expected reliability of gathering connections and capacity. When a significant amount of development work is being done in an area, production can temporarily exceed the available markets and pipeline capacity to move natural gas to more distant markets.  This can lead to lower natural gas prices relative to other areas as the producers compete for the available markets by reducing prices.  It can also lead to curtailments of production and periods when wells are shut-in due to lack of market.  While the Partnership’s ability to market its natural gas has been only infrequently limited or delayed, if transportation space is restricted or unavailable, Partnership cash flows could be adversely affected.

Index

Sale of Production.  The Partnership sells the oil and natural gas produced from its wells on a competitive basis at the best available terms and prices generally, under contracts with indexed monthly pricing provisions.  PDC does not make any commitment of future production that does not primarily benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days notice, whereas purchase contracts for the sale of natural gas may range from spot market sales of short duration to contracts with a term of a number of years and that may require the dedication of the natural gas from a well for a period ranging up to the life of the well.

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

In general, the Partnership has been and expects to continue to be able to produce and sell natural gas from its wells without significant curtailment and at competitive prices.  The Partnership does experience limited curtailments from time to time due to pipeline maintenance and operating issues. For instance, the Partnership experienced a minor curtailment of production in the Piceance Basin due to limited compression and pipeline capacity throughout most of fourth quarter 2008.  This interruption, due to third party infrastructure, was corrected in early 2009.

Price Risk Management.  Price volatility is a very significant and destabilizing factor in the oil and natural gas production industry.  To help manage the risks associated with the oil and natural gas industry, the Partnership maintains a conservative financial approach and proactively employs strategies to reduce the effects of commodity price volatility by utilizing commodity based derivative instruments to manage a portion of the exposure to price volatility.  These instruments consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  The contracts provide price protection for committed and anticipated oil and natural gas sales, generally forecasted to occur within the next two to three-year period, but in no cases longer than five years beyond the derivative transaction date.  The Partnership's policies prohibit the use of oil and natural gas futures, swaps or options for speculative purposes and permit utilization of derivatives only if there is an underlying physical position.  While the Partnership’s derivative instruments are utilized to manage the impact of price volatility of its oil and natural gas production, they do not qualify for use of hedge accounting under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Thus, the Partnership is required to recognize changes in the fair value of its derivative positions in Partnership earnings each reporting period thereby resulting in the potential for significant earnings volatility.  See Note 2, Summary of Significant Accounting Policies−Derivative Financial Instruments, to the Partnership’s accompanying financial statements included in this report.

The Partnership is subject to price fluctuations for natural gas sold in the spot market and under market index contracts.  PDC, as Managing General Partner, continues to evaluate the potential for reducing these risks by entering into derivative transactions.  In addition, the Managing General Partner may close out any portion of derivatives that may exist from time to time which may result in a realized gain or loss on that derivative transaction.  The Partnership manages price risk on only a portion of its anticipated production, so the remaining portion of its production is subject to the full fluctuation of market pricing.  As of December 31, 2008, the Partnership has oil and natural gas derivatives in place covering 84% of its expected oil production and 81% of its expected natural gas production for 2009.

Index

The Partnership uses financial derivatives to establish “floors,” "collars," fixed-price “swaps” or “basis protection swaps” on the possible range of the prices realized for the sale of natural gas and oil.  These are carried on the balance sheet at fair value with changes in fair values recognized currently in the statement of operations under the caption "Oil and gas price risk management gain (loss), net."  PDC, as Managing General Partner of the Partnership, enters into derivative transactions on behalf of the Partnership in the same manner in which it enters into transactions for itself.  “Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives from the counterparty, the floor price if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.  For “swap” instruments, PDC, as Managing General Partner, receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. “Collars” contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and the market price to the counterparty.  If the market price falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty. If the market price is between the call and put price, no payments are due either party.  Finally, “basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For Partnership CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. See Item 1A, Risk Factors - The Partnership's derivative activities could result in reduced revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place.

The Partnership participates in all derivative transactions entered into by the Managing General Partner in a given area.  The transactions are on a production month basis.  Therefore, the Partnership may participate in a derivative for a future period before it has production from that area.  Prior to September 30, 2008, as estimated future production volumes increased due to continued drilling and wells placed into production, the allocation of derivative positions between PDC’s corporate interests and each of the sponsored drilling partnerships, changed.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the estimated future production at this date, between the Managing General Partner’s corporate interests and each sponsored drilling partnership.  For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including this Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  This allocation methodology is considered reasonable by management of the Managing General Partner.  The Partnership believes that in this rapidly changing price environment, derivative positions are desirable to obtain more predictable results and to reduce the impact of possible severe price declines from the Partnership wells.

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

Index

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

Production Phase of Operations

When Partnership wells are "complete" (i.e., drilled, fractured or stimulated, and all surface production equipment and pipeline facilities necessary to produce the well are installed), production operations commence on each well.  All Partnership wells are complete, and production operations are being conducted with regard to each of the 47 producing wells.

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

The majority of the Partnership’s wells in the Wattenberg Field in Colorado produce oil in addition to natural gas.  The Managing General Partner is currently able to sell all the oil and natural gas that the Partnership can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under both short and long-term purchase contracts with monthly pricing provisions.

PDC, on behalf of the Partnership, may enter into fixed price contracts, or utilize derivatives, including collars, swaps or basis swaps, in order to offset some or all of the price variability for particular periods of time, generally for two to three years, but in no cases longer than five years.  The use of derivatives may entail fees, including the time value of money for margin requirements, which are charged to the Partnership.

Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipelines may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Revenues, Expenses and Distributions

The Partnership's share of production revenue from a given well is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, taxes and other operating costs.

The above items of expenditure involve amounts payable solely out of and expenses incurred solely by reason of production operations.  Although the Partnership is permitted to borrow funds for its operations, it is PDC's practice to deduct operating expenses from the production revenue for the corresponding period and to defer the collection of operating expenses to future periods when revenues are sufficient to render full payment.

Index

Production, Sales, Prices and Lifting Costs

The following table sets forth information regarding the Partnership’s production volumes, oil and natural gas sales, average sales price received and average lifting cost incurred for the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Production
Oil (Bbls)	45,907	76,039
Natural gas (Mcf)	874,353	1,212,711
Natural gas equivalent (Mcfe)	1,149,795	1,668,945
Oil and Gas Sales
Oil sales	$3,995,407	$4,345,751
Gas sales	5,890,379	6,005,222
Total oil and gas sales	$9,885,786	$10,350,973

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(142,973)	$(24,151)
Natural gas derivatives - realized gain	257,789	529,222
Total realized gain on derivatives, net	$114,816	$505,071

Average Sales Price
Oil (per Bbl)	$87.03	$57.15
Natural gas (per Mcf)	6.74	4.95
Natural gas equivalent (per Mcfe)	8.60	6.20

Average Sales Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	83.92	56.83
Natural gas (per Mcf)	7.03	5.39
Natural gas equivalent (per Mcfe)	8.70	6.50

Average Production Cost (Lifting Cost) (per Mcfe)	$2.08	$1.29

Definitions used throughout Item 1, Business:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of natural gas equivalents

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

The Partnership utilizes commodity based derivative instruments to manage a portion of its exposure to price volatility of its natural gas and oil sales.  Production costs represent oil and gas operating expenses which include severance and ad valorem taxes as reflected in the Partnership’s financial statements.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Production and Operating Costs.

Index

Oil and Natural Gas Reserves

All of the Partnership’s natural gas and oil reserves are located in the United States.   Ryder Scott Company, L.P., an independent engineer prepared the reserve reports for 2008 and 2007. The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data including data provided by the Managing General Partner.  The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  When preparing the Partnership’s reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by the Partnership with respect to ownership interests, oil and natural gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership’s independent reserve estimates are reviewed and approved by the Managing General Partner’s internal engineering staff and management.

The tables below set forth information as of December 31, 2008, regarding the Partnership’s proved reserves as estimated by Ryder Scott.  Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves the Partnership owns.

	December 31, 2008
	Oil (MBbl)	Gas (MMcf)	Total (MMcfe)
Proved developed	188	7,099	8,227
Proved undeveloped	450	2,419	5,119
Total Proved	638	9,518	13,346

	Proved Developed	Proved Undeveloped	Total Proved

Estimated future net cash flows (in thousands)	$22,223	$14,980	$37,203
Standardized measure of discounted future net cash flows (in thousands)	13,432	4,580	18,012

Estimated future net cash flow represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs and future development costs, using prices and costs in effect at December 31, 2008.  The prices used in the Partnership’s reserve reports yield weighted average wellhead prices of $38.46 per barrel of oil and $4.73 per Mcf of natural gas.  These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of the Partnership’s commodity hedges in place at December 31, 2008.  The amounts shown do not give effect to non-property related expenses, such as direct costs - general and administrative expenses, or to depreciation, depletion and amortization.

The standardized measure of discounted future net cash flows is calculated in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities, which requires the future cash flows to be discounted.  The discount rate used was 10%.  Additional information on this measure is presented in Supplemental Oil and Gas Information - Unaudited, Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, included in this report.

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

Index

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

PDC’s management, as Managing General Partner, believes that adequate insurance, including insurance by PDC’s subcontractors, has been provided to the Partnership with coverage sufficient to protect the Investor Partners against the foreseeable risks of drilling. PDC has maintained liability insurance, including umbrella liability insurance, of at least two times the Partnership’s capitalization, up to a maximum of $50 million, but in no event less than $10 million during drilling operations.

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

Index

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

The Partnership’s well fields are crossed by pipelines belonging to Encana, DCP Midstream LP (“DCP”, formerly Duke Energy), Williams Production, RMT (“Williams”) and others.  These companies have all traditionally purchased substantial portions of their supply from Colorado producers.  Transportation on these systems requires that delivered natural gas meet quality standards and that a tariff be paid for quantities transported.

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

Through December 31, 2008, PDC sold 100% of the crude oil from Partnership wells to Teppco Crude Oil, LP (“Teppco”).  Generally, the oil is picked up at the well site and trucked to either refineries or oil pipeline interconnects for redelivery to refineries. Oil prices fluctuate not only with the general market for oil as may be indicated by changes in the NYMEX, but also due to changes in the supply and demand at the various refineries. Additionally, the cost of trucking or transporting the oil to market affects the price the Partnership ultimately receives for the oil.  Beginning January 1, 2009, the Partnership began selling the majority of its crude oil to Suncor Energy Marketing, Inc. (“Suncor”).

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

Index

Environmental Regulation

The Partnership’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Public interest in the protection of the environment has increased dramatically in recent years.  The trend of more expansive and tougher environmental legislation and regulations could continue.  To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs and reduced access to the natural gas industry in general, our business and prospects could be adversely affected.  In December 2008, the State of Colorado’s Oil and Gas Conservation Commission finalized new broad-based wildlife protection and environmental regulations for the oil and natural gas industry which are expected to increase the Partnership’s well recompletion costs and ongoing level of production and operating costs.  Partnership expenses relating to preserving the environment have risen over the past two years and are expected to continue in 2009 and beyond.  While environmental regulations have had no materially adverse effect on its operations to date, no assurance can be given that environmental regulations or interpretations of such regulations will not in the future, result in a curtailment of production or otherwise have a materially adverse effect on Partnership operations.

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

Proposed Regulation

Various legislative proposals and proceedings that might affect the petroleum and natural gas industries occur frequently in Congress, FERC, state commissions, state legislatures, and the courts.  These proposals involve, among other things, imposition of direct or indirect price limitations on natural gas production, expansion of drilling opportunities in areas that would compete with Partnership production, imposition of land use controls, landowners' "rights" legislation, alternative fuel use requirements and/or tax incentives and other measures.  The petroleum and natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.  The Partnership cannot determine to what extent its future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Operating Hazards

The Partnership's production operations include a variety of operating risks, including but not limited to, the risk of fire, explosions, blowouts, cratering, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as natural gas leaks, ruptures and discharges of toxic gas.  The occurrence of any of these could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.  Pipeline, gathering and transportation operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, damage to property caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Index

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

Risks Related to the Global Economic Crisis

The current global economic crisis may increase the magnitude and the likelihood of the occurrence of the negative consequences discussed in many of the risk factors that follow.  In particular, consider the risks related to (1) the rapid deterioration of demand for oil and natural gas resulting from the economic crisis and the related negative effects on oil and gas pricing and (2) the effect of constraints on the availability of credit for financing well recompletion activities.  Also consider the interplay between these two risks: the decline in oil and gas prices can lead to a reduction in the Managing General Partner’s credit line borrowing base, which it may utilize on behalf of the Partnership or other partnerships for which PDC serves as Managing General Partner, to fund Partnership well recompletion activities.  Similarly, further reductions in oil and gas prices could result in existing Partnership wells being uneconomical to recomplete which would reduce remaining Partnership proved reserves, further eroding the Managing General Partner’s borrowing base, by its share of such oil and natural gas reserve reductions, thus increasing the likelihood for borrowing cost increases or loss of borrowing fund availability, for Partnership activities.  These factors could limit the Managing General Partner’s ability to execute the Partnership business plan and result in lower Partnership production, adversely impacting Partnership income and Investor Partner distributions.  Additionally, the global economic crisis also increases the Partnership’s credit risk associated to derivative financial institutional counterparty default or oil and natural gas purchaser non-payment, thus potentially impacting Partnership liquidity and production operating levels.  All of these risks could have a significant effect on the Partnership’s business, financial results and Partnership distributions.  Any additional deterioration in the domestic or global economic conditions will further amplify these results.

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and natural gas and the prices of oil and natural gas thereby limiting the Partnership’s production and thereby adversely affecting Partnership profitability and Investor Partner distributions.  During the second half of 2008 and to date, prices for oil and natural gas decreased over 70% from mid-2008 levels.  The well-publicized global financial market disruptions and the related economic crisis may further decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of natural gas in particular may be in oversupply.  There is no certainty as to how long this low price environment will continue.  The Partnership operates in a highly competitive industry, and certain competitors have lower operating costs in such an environment.  Additionally, the inability of third parties to finance and build additional pipelines out of the Rockies and elsewhere could cause significant negative pricing effects.  Furthermore, as a result of these disruptions in the financial markets, it is possible that in future years the Partnership would not be able to borrow sufficient funds to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices.  Any of the above factors could adversely affect the Partnership’s operating results.  For more information regarding the Wattenberg Field recompletion plan, see Item 1, Business − Plan of Operation.

Index

Risks Pertaining to Natural Gas and Oil Investments

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

The Partnership may retain Partnership revenues or borrow funds if needed for Partnership operations to fully develop the Partnership's wells; if full development of the Partnership's wells proves commercially unsuccessful, an individual investor partner might anticipate a reduction in cash distributions.  The Partnership utilized substantially all of the capital raised in the offering for the drilling and completion of wells.  If the Partnership requires additional capital in the future, it will have to either retain Partnership revenues or borrow the funds from the Managing General Partner or other third parties if borrowed funding is available, that is necessary for these purposes.  Retaining Partnership revenues and/or the repayment of borrowed funds will result in a reduction of cash distributions to the investors.  Additionally, in the future, PDC plans to rework or recomplete Partnership wells; however, PDC has not held money from the initial investment for that future work.  Future development of the Partnership's wells may prove commercially unsuccessful and the further-developed Partnership wells may not generate sufficient funds from production to increase distributions to Investor Partners to cover revenues retained or to repay financial obligations of the Partnership for borrowed funds plus interest.  If future development of the Partnership's wells is not commercially successful, whether using funds retained from production revenues or borrowed funding if available, these operations could result in a reduction of cash distributions to the Investor Partners of the Partnership.

The inability of one or more of the Partnership’s customers or derivative counterparties to meet their obligations may adversely affect Partnership profitability and timing of distributions to Investor Partners.  Substantially all of the Partnership’s accounts receivable results from natural gas and oil sales to a limited number of third parties in the energy industry.  This concentration of customers may affect the Partnership’s overall credit risk in that these entities may be similarly affected by recent changes in economic and other conditions.  In addition, Partnership oil and natural gas derivatives positions expose the Partnership to credit risk in the event of nonperformance by counterparties.

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

Natural gas and oil prices fluctuate unpredictably and a decline in prices of oil and natural gas will reduce the profitability of the Partnership's production operations and could result in reduced cash distributions to Investor Partners.  Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable nor within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the Investor Partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions.  The prices from the fourth quarter of 2008 to date have been too low to economically justify many drilling operations, including well completions, and it is uncertain how long such low pricing shall persist.

Index

The high level of drilling activity, particularly in the Rocky Mountain Region during the past two years, could result in an oversupply of gas on a regional or national level, resulting in much lower commodity prices, reduced profitability of the Partnership and reduced cash distributions to Investor Partners.  The high level of drilling, combined with a reduction in demand resulting from recently volatile oil and natural gas prices and economic uncertainty, could result in an oversupply of natural gas.  In the Rocky Mountain region, rapid growth of production and increasing supplies may result in lower prices and production curtailment due to limitations on available pipeline facilities or markets not developed to utilize or transport the new supplies.  In both cases, the result would likely result in lower Partnership natural gas sales prices, reduced profitability for the Partnership and reduced cash distributions to the Investor Partners.  Although additional pipeline capacity became available in early 2008 with the expansion of Rockies Express Pipeline, pipeline constraints continue for regional Rocky Mountain natural gas production transportation to high-demand market areas.

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

Index

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

The Partnership and other partnerships sponsored by PDC, as Managing General Partner, may compete with each other for prospects, equipment, contractors, and personnel; as a result, the Partnership may find it more difficult to operate effectively and profitably.  During 2008, PDC operated and managed other partnerships formed for substantially the same purposes as those of the Partnership.  PDC will operate and manage these partnerships in 2009 and for the foreseeable future.  Therefore, a number of partnerships with unexpended capital funds, including those partnerships formed before and after the Partnership, may exist at the same time.  The Partnership may compete for equipment, contractors, and PDC personnel (when the Partnership is also in need of equipment, contractors and PDC personnel), which may make it more difficult and more costly to obtain equipment and services for the Partnership.  In that event, it is possible that the Partnership would be less profitable.  Additionally, because PDC must divide its attention in the management of its own corporate interests as well as the affairs of the 33 limited partnerships PDC has organized in previous programs, the Partnership will not receive PDC's full attention and efforts at all times.

The Partnership's derivative activities could result in reduced revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place.  The Managing General Partner uses derivative instruments for a portion of the Partnership’s natural gas and oil production to achieve a more predictable cash flow and to reduce exposure to adverse fluctuations in the prices of natural gas and oil.  These arrangements expose the Partnership to the risk of financial loss in some circumstances, including when purchases or sales are different than expected, the counter-party to the derivative contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the derivative agreement and actual prices that we receive.  In addition, derivative arrangements may limit the benefit from changes in the prices for natural gas and oil.  Since the Partnership’s derivatives do not currently qualify for use of hedge accounting, changes in the fair value of derivatives are recorded in the Partnership’s income statements.  Accordingly, the Partnership’s net income is subject to greater volatility than would be reported if its derivative instruments qualified for hedge accounting.  For instance, if oil and gas prices rise significantly, it could result in significant non-cash losses each quarter which could have a material negative effect on Partnership net income.

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

Index

The Partnership’s activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of natural gas and/or oil we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Because the Partnership plans to recomplete various of its Wattenberg wells in approximately five years, for which permits will be required, delays in obtaining regulatory approvals or drilling permits or the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect the Partnership’s ability to pay distributions to Investor Partners.  Illustrative of these risks are regulations recently enacted by the State of Colorado which focuses on the oil and gas industry.  These multi-faceted regulations significantly enhance requirements regarding oil and natural gas permitting, environmental requirements, and wildlife protection.  Permitting delays and increased costs could result from these final regulations.  The Partnership further references sections Government Regulation and Proposed Regulation in Item 1, Business, for a detailed discussion of the laws and regulations that effect Partnership activities.

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

Delay in Partnership natural gas or oil production could reduce the Partnership’s profitability and cash distributions to the Investor Partners.  The Partnership’s inability to recomplete wells in a timely fashion may result in production delays.  In addition, marketing demands that tend to be seasonal may reduce or delay production from wells.  Wells drilled for the Partnership may have access to only one potential market.  Local conditions including but not limited to closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt or reduce sales from Partnership wells.  Any of these delays in the production and sale of the Partnership's natural gas and oil could reduce the Partnership's profitability, and in that event, the cash distributions to the Investor Partners of the Partnership would decline.

A significant variance from the Partnership’s estimated reserves and future net revenues could adversely affect the Partnership’s cash flows, results of operations, and the availability of capital resources.  The accuracy of proved reserves and future net revenues estimates from such reserves, is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters. Although the estimated proved reserves represent reserves the Partnership reasonably believes it is certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves. Any significant variance could materially affect the estimated quantities and value of the Partnership’s oil and gas reserves, which in turn could adversely affect cash flows, results of operations and the availability of capital resources. In addition, estimates of proved reserves may be adjusted to reflect many factors, many of which are beyond the Partnership’s control, including production history, results of development, and prevailing oil and natural gas prices which are volatile and often fluctuate greatly.  Lower natural gas and oil prices may not only reduce Partnership revenues, but also may reduce the amount of natural gas and oil that can be produced economically.  As a result, the Partnership may have to make substantial additional downward adjustments to its estimated proved reserves.  If this occurs or if Partnership estimates of production data factors change, accounting rules may require the Partnership to write-down operating assets to fair value, as a non-cash charge to earnings.  The Partnership assesses impairment of capitalized costs of proved natural gas and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated future production based upon prices at which the Managing General Partner reasonably estimates such products may be sold.  The Partnership has recorded no impairments since its operations commenced in December 2005.  The Partnership may incur additional impairment charges in the future, which could have a material adverse effect on the results of Partnership operations and Partner’s equity.

Index

The standardized measure of estimated proved reserves, in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities, which assumes a 10% discount factor, will not necessarily equal the current fair market value of the estimated oil and gas reserves.  In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from estimated proved reserves and their related present value estimate.

Seasonal weather conditions may adversely affect the Partnership’s ability to conduct production activities in some of the areas of operation.  Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions. In certain areas, drilling and other oil and natural gas activities are restricted or prevented by weather conditions for up to six months out of the year. This limits operations in those areas and can intensify competition during those months for oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay operations and materially increase operating and capital costs and therefore adversely affect profitability, and could result in a reduction of cash distributions to the Investor Partners.

Two Colorado lawsuits against PDC, the Managing General Partner of the Partnership, for underpayment of royalties, could financially harm PDC and the Partnership.  A judgment by the Federal Court against PDC could result in lower oil and gas sales revenues for the Partnership, reduced profitability and reduced cash distributions to the Investor Partners.  On May 29, 2007, a complaint was filed against PDC in Weld County, Colorado.  The complaint represented a class action against PDC seeking compensation for alleged underpayment of royalties on leases in Colorado, resulting from the alleged miscalculation of costs to produce marketable gas.  The case was moved to Federal Court in June 2007.  A second similar Colorado class action suit was filed against PDC on December 3, 2007.  On January 28, 2008, the Court granted a motion to consolidate the two cases, and on February 29, 2008, the Court approved a 90 day stay in the proceedings while the parties pursued mediation of the matter.

The court approved a stay in proceedings until September 22, 2008 while the parties pursued mediation of the matter.  Based on the mediation held on May 28, 2008, and subsequent negotiations, $74,412 was accrued by the Partnership for this litigation for the year ended December 31, 2007.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 38 wells in the Wattenberg Field.  On October 10, 2008, the court issued preliminary approval of the settlement agreement. The portion of the proposed settlement related to the Partnership’s wells for all periods through December 31, 2008 is approximately $111,000 which includes legal fees of approximately $8,000.  In November 2008, the Managing General Partner paid into an escrow account, on behalf of the Partnership, amounts due under the settlement.  These amounts will be deducted from future Partnership distributions.  Notice of the proposed settlement was mailed to members of the class action suit in fourth quarter 2008.  Final settlement was approved by the court at a hearing on April 7, 2009.

Index

Special Risks of an Investment in the Partnership

The partnership units are not registered and there is no public market for the units.  As a result, an individual investor partner may not be able to sell his or her units.  There is and will be no public market for the units nor will a public market develop for the units.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  The offer and sale of units have not been, and will not in the future be, registered under the Securities Act or under any state securities laws.  Each purchaser of units has been required to represent that such investor has purchased the units for his or her own account for investment purposes and not with a view to resale or distribution.  No transfer of a unit may be made unless the transferee is an "accredited investor" and such transfer is registered under the Securities Act and applicable state securities laws, or an exemption there from is available.  The Partnership may require that the transferor provide an opinion of legal counsel stating that the transfer complies with all applicable securities laws.  A sale or transfer of units by an individual investor partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual investor partner must anticipate that he or she will have to hold his or her Partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual investor partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

Dry hole or non-commercially viable drilling prospect costs associated with the Partnership's drilling have resulted in reduced distributions to the Investor Partners.  To date, the Partnership has drilled a total of 49 wells.  Of these wells, one developmental well and one exploratory well, have been determined to be commercially unproductive and were therefore declared to be a developmental and an exploratory dry hole, respectively.  As dry holes result in no production of oil and natural gas, the occurrence of dry holes causes the revenues and distributions to be less than if the wells drilled had been commercially productive.  From inception through December 31, 2008, the Partnership recorded approximately $2,240,600 in exploratory dry hole costs.

The Partnership assesses impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which management reasonably estimates such production to be sold.  From inception through December 31, 2008, the Partnership has recorded no impairment charges.  Unlike dry holes, impaired properties may still produce oil and natural gas which can be sold, however, the impaired properties may not generate enough production for the Partnership to recoup the amounts invested in the properties.

The general partners, including the Managing General Partner, are individually liable for Partnership obligations and liabilities that arose prior to conversion to limited partners that may exceed the amount of their subscriptions, Partnership assets, and the assets of the Managing General Partner.  Under West Virginia law, the state in which the Partnership was organized, general partners of a limited partnership have unlimited liability with respect to the Partnership.  Therefore, the additional general partners of the Partnership were liable individually and as a group for all obligations and liabilities of creditors and claimants, whether arising out of contract or tort, in the conduct of the Partnership's operations until such time as the additional general partners converted to limited partners on December 22, 2006.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership. Irrespective of conversion, the additional general partners will remain fully liable for obligations and liabilities that arose prior to conversion.  Investors as additional general partners may be liable for amounts in excess of their subscriptions, the assets of the Partnership, including insurance coverage, and the assets of the Managing General Partner.

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

Index

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

A substantial part of our natural gas and oil production is located in the Rocky Mountain Region, making it vulnerable to risks associated with operating in a single major geographic area.  The Partnership’s operations are focused in the Rocky Mountain Region and its producing properties are geographically concentrated in that area.  Because Partnership operations are not geographically diversified, the success of its operations and profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.  During the last four months of 2008, natural gas prices in the Rocky Mountain Region fell disproportionately when compared to other markets, due in part to continuing constraints in transporting gas from producing properties in the region.  Because of the concentration of Partnership operations in the Rocky Mountain Region, and although in late 2008 the Partnership entered into a significant multi-year basis hedge minimizing the price risk of the Partnership’s operational concentration in the Rocky Mountain region, such price decreases could have a material adverse effect on Partnership revenue, profitability and cash flow.

The Managing General Partner, with respect to its own corporate interests, the Partnership and various other limited partnerships sponsored by the Managing General Partner, have been delinquent in filing periodic reports with the SEC.  Consequently, Investor Partners are unable to review the delinquent partnerships’ respective financial statements as a source of information for evaluating their investment in the Partnership.  PDC, as an actively operating corporation, and various limited partnerships which PDC has sponsored and for which PDC serves as the Managing General Partner are subject to reporting requirements of the Exchange Act and are obligated to file annual and quarterly reports with the SEC in accordance with the rules of the SEC.  In the course of preparing corporate financial statements for the quarter ended June 30, 2005, PDC identified accounting errors in its prior period financial statements.  As a result, on October 17, 2005, PDC’s Board of Directors, Audit Committee and management concluded that PDC’s previously issued financial statements could not be relied upon and would be restated.  PDC, as Managing General Partner, made similar determinations regarding the financial statements of certain of the limited partnerships which are subject to the Exchange Act reporting obligations.

Since October 2005, PDC has become compliant with its corporate Exchange Act filing and reporting obligations.  Additionally, Rockies Region 2007 Limited Partnership, Rockies Region 2006 Limited Partnership, PDC 2005-A Limited Partnership and PDC 2005-B Limited Partnership have completed all required SEC filings through December 31, 2008.  Rockies Region Private Limited Partnership has filed financial statements through December 31, 2007, and (with this filing) will have completed all filings for 2008.  PDC 2004-A Limited Partnership has filed financial statements through December 31, 2005 but is delinquent on all quarterly and annual filing requirements from March 31, 2006 through December 31, 2008.  All remaining limited partnerships sponsored by PDC which are subject to the Exchange Act have been, and continue to be, delinquent in filing their respective periodic reports in accordance with the requirements of the Exchange Act.  Until these partnerships file their delinquent periodic reports, investors will be unable to review the financial statements of the various limited partnerships as an additional source of information they can use in their evaluation of their investment in the Partnership.  Currently the Managing General Partner has in place a compliance effort addressing the delinquent reports of the various limited partnerships.  However, due to the amount of effort, time and financial resources required to bring the limited partnerships into compliance with Exchange Act periodic reporting requirements, the Partnership and the various limited partnerships may be unable to bring their delinquent reports current and may be unable in the future to file their required periodic reports with the Securities and Exchange Commission in a timely manner.

Index

A “material weakness” identified in the Partnership’s internal control over financial reporting and resulting ineffective disclosure controls and procedures could have a material adverse effect on the reliability of Partnership financial statements, its ability to file Partnership public reports on time and provide for accurate and timely Investor Partner distributions.

Management of the Managing General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 and pursuant to this assessment, identified a material weakness in the Partnership’s internal control over financial reporting. The existence of any material weakness means there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the Partnership’s failure to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting for the transactions that are directly related to and processed by the Partnership.  For a more detailed discussion of the Partnership’s material weakness, see Item 9A(T), Controls and Procedures, of this report. As a result of this material weakness, management of the Managing General Partner concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008.

Failure by the Partnership to maintain effective internal control over financial reporting and/or effective disclosure controls and procedures could prevent the Partnership from being able to prevent fraud and/or provide reliable financial statements and other public reports or make timely and accurate Investor Partner distributions. Such circumstances could harm the Partnership’s business and operating results, cause Investor Partners to lose confidence in the accuracy and completeness of the Partnership’s financial statements and reports, and have a material adverse effect on the Partnership’s ability to fully develop and utilize Partnership assets. These failures may also adversely affect the Partnership’s ability to file our periodic reports with the SEC on time.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Partnership’s properties (the “Properties”) consist of working interests in gas wells and the ownership in leasehold acreage in the spacing units for the 49 wells drilled by the Partnership.  The acreage associated with the spacing units is designated by state rules and regulations in conjunction with local practice.  See the sections titled Item 1, Business - Drilling Activities and Plan of Operations for additional information on the Partnership’s properties.

The Partnership commenced drilling activities immediately following funding December 2005.  As of December 31, 2008 and 2007, the Partnership had drilled 47 productive developmental wells (46.9 net) and one developmental well that was evaluated to be commercially unproductive and was declared a dry hole. The 48 developmental wells (47.9 net) are located in Colorado.  One exploratory well (.7 net) drilled in Wyoming, was determined to be commercially unproductive and therefore declared to be an exploratory dry hole.  This well was plugged and abandoned in 2008.

These 49 wells at December 31, 2008 are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  With regard to the Partnership’s developmental wells drilled in Colorado, 38 wells were drilled to the Codell formation in the Wattenberg Field (one of which was determined to be a dry hole) and the 10 remaining wells were drilled in the Grand Valley Field. The Partnership drilled one exploratory well in Wyoming which was determined to be a dry hole. Productive wells consist of producing wells and wells capable of producing oil and natural gas in commercial quantities.  Gross wells refer to the number of wells in which the Partnership has an interest.  Net wells refer to gross wells multiplied by the percentage working interest owned by the Partnership.

Index

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

Wyoming.  The Red Desert Basin, located in southwestern Wyoming, was the third target area and successful wells drilled in this area were expected to produce primarily natural gas with small associated amounts of oil.  The deepest potential targets are part of the Mesaverde formation and the Lewis, Fox Hills and Lance formations with shallower Tertiary aged Fort Union and Wasatch Sands, secondary targets.  The single well drilled by the Partnership in Wyoming was to a depth of 12,525 feet, fractured in multiple zones and was evaluated as commercially unproductive and therefore declared to be an exploratory dry hole.

Production

Production commenced during the first quarter of 2006, peaked during the quarter ended September 30, 2006 and has decreased as anticipated each quarter since then.  A complete disclosure of quarterly production volumes, prices and sales is presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Oil and Natural Gas Reserves

All of the Partnership’s gas and oil reserves are located in the United States.  The Partnership utilized the services of an independent petroleum engineer, Ryder Scott Company, L.P., for its 2008 and 2007 reserve reports.  The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data. The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. When preparing the Partnership's reserve estimates, the independent engineer did not independently verify the accuracy and completeness of information and data furnished by the Managing General Partner with respect to ownership interests, oil and gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership's independent reserve estimates are reviewed and approved by the Managing General Partner's internal engineering staff and management.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserves.

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

Index

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

See Note 9, Commitments and Contingencies to the accompanying financial statements for additional information related to litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2009, the Partnership had 962 Investor Partners holding 1,786.78 units and one Managing General Partner.  The investments held by the Investor Partners are in the form of limited partnership interests.  Investor Partners' interests are transferable; however, no assignee of units in the Partnership can become a substituted partner without the written consent of the Managing General Partner.  As of March 31, 2009, the Managing General Partner has not repurchased any units of Partnership interests from Investor Partners.

Market.  There is no public market for the Partnership units nor will a public market develop for these units in the future.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  The offer and sale of the Investor Partners' interests ("units") have not been registered under the Securities Act or under any state securities laws.  Each purchaser of units was required to represent that such individual investor partner was purchasing the units for his or her own account for investment and not with a view to distribution.  No transfer of a unit may be made unless the transferee is an "accredited investor" and such transfer is registered under the Securities Act and applicable state securities laws, or an exemption therefrom is available.  The Partnership may require that the transferor provide an opinion of legal counsel stating that the transfer complies with all applicable securities laws.  A sale or transfer of units by an individual Investor Partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual Investor Partner must anticipate that he or she will have to hold his or her partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual Investor Partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

Cash Distribution Policy.  PDC plans to make distributions of Partnership cash on a monthly basis, but no less often than quarterly, if funds are available for distribution.  PDC will make cash distributions of 70% to the Investor Partners, adjusted for any units purchased by the Managing General Partner, and 30% to the Managing General Partner throughout the term of the Partnership.

Index

PDC cannot presently predict amounts of cash distributions, if any, from the Partnership.  However, PDC expressly conditions any distribution upon its having sufficient cash available for distribution.  Sufficient cash available for distribution is defined to generally mean cash generated by the Partnership in excess of the amount the Managing General Partner determines is necessary or appropriate to provide for the conduct of the Partnership's business, to comply with applicable law, to comply with any debt instruments or other agreements or to provide for future distributions to unit holders.  In this regard, PDC reviews the accounts of the Partnership at least quarterly for the purpose of determining the sufficiency of distributable cash available for distribution.  Amounts will be paid to Investor Partners only after payment of fees and expenses to the Managing General Partner and its affiliates and only if there is sufficient cash available.  The ability of the Partnership to make or sustain cash distributions depends upon numerous factors.  PDC can give no assurance that any level of cash distributions to the Investor Partners of the Partnership will be attained, that cash distributions will equal or approximate cash distributions made to investor partners of prior drilling programs sponsored by PDC, or that any level of cash distributions can be maintained.  The Partnership began distributions in July 2006 and made cash distributions of $8,294,184 and $10,440,213 for the years ended December 31, 2008 and 2007, respectively.

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

PDC, as Managing General Partner, developed the Partnership's interests in its properties only with the proceeds of subscriptions and PDC's capital contributions.  However, these funds may not be sufficient to fund all future well costs, and it may be necessary for the Partnership to retain Partnership revenues for the payment of these costs, or for PDC to advance the necessary funds to the Partnership or for the Partnership to borrow necessary funds.  It is likely that the Partnership's Wattenberg Field, Colorado wells will benefit from recompletion services, generally in five years or longer following initial drilling of those wells.  Recompletion is the process of going into an existing zone which is already producing for a “refrac,” or refracture, operation to go into a new zone at a different depth, all with the objective of increasing the production of oil or natural gas.  If PDC retains Partnership revenues for the payment of these recompletion or “refrac” costs, the amount of Partnership funds available for distribution to the Investor Partners of the Partnership will decrease correspondingly.  Development work will not include the drilling of any new wells beyond the initial wells that have been drilled.  PDC may retain payment for the recompletion or “refrac” work from Partnership proceeds, by preparing an Authority for Expenditure, or AFE, estimate for the Partnership in either of the two methods:

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

The Agreement also permits the Partnership to borrow funds on behalf of the Partnership for Partnership activities. The Partnership may borrow needed funds from the Managing General Partner or affiliates of the Managing General Partner or from unaffiliated persons.  On loans or advances made available to the Partnership by the Managing General Partner or affiliates of the Managing General Partner, the Managing General Partner or affiliate may not receive interest in excess of its interest costs, nor may the Managing General Partner or affiliate receive interest in excess of the amounts which would be charged the Partnership (without reference to the Managing General Partner's financial abilities or guarantees) by unrelated banks on comparable loans for the same purpose.  The Managing General Partner anticipates that borrowed funds will be utilized to finance Codell recompletion activities (see Item 1, Business).  As the Partnership will have to pay interest on borrowed funds, the amount of Partnership funds available for distribution to the partners of the Partnership will be reduced accordingly.

Index

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Form 10-K, should be read in conjunction with the Partnership’s accompanying financial statements and related notes to financial statements included in this report.  Further, the Partnership encourages you to revisit Special Note Regarding Forward-Looking Statements on page 1 of this report.

Overview

The Partnership was funded on December 6, 2005 with initial contributions of $35,735,509 from the Investor Partners and a cash contribution of $11,231,670 from the Managing General Partner.  After payment of syndication costs of $3,583,551 and a one-time management fee to PDC of $536,033, the Partnership had available cash of $42,847,595 to commence Partnership oil and natural gas well drilling activities.

The Partnership began exploration and development activities immediately after funding.  The full amount of the funding was paid to PDC to begin the drilling of oil and natural gas wells, on behalf of the Partnership under the Drilling and Operating Agreement.  The payment to PDC was made as an advance of exploration and development costs for oil and natural gas properties.  On December 30, 2005, PDC commenced drilling on behalf of the Partnership.  As of December 31, 2008, a total of 49 wells have been drilled, predominantly in Colorado.  Of the 49 wells drilled, 47 are producing and two (one an exploratory well and the other a developmental well) are dry holes.  These 49 wells are the only wells the Partnership will drill because all of the capital contributions have been utilized.  The completed wells produce primarily natural gas, with some associated crude oil.  Sales of produced natural gas and oil commenced during the first quarter of 2006 as wells were connected to pipelines.  Production and sales increased through the third quarter of 2006 as additional wells were completed and connected to pipelines.  As expected for wells in this area, the Partnership has recognized a steady decline in quarterly production and net sales.  The Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  However, the exact timing of recompletion may be delayed or accelerated due to changing commodity prices.  Codell recompletions typically increase production rates and recoverable reserves.  Although PDC has experienced significant production increases following prior Codell recompletions, not all such recompletions have been successful.

2008 Overview

The year 2008 was a year of significant events: oil and natural gas prices reached record and near record highs, respectively, through July; then, in the midst of U.S. credit turmoil and a worldwide economic slump, in December, oil prices fell to their lowest in four years and natural gas prices dropped almost by half.  The Managing General Partner’s reaction to these events is one of caution.  While the Partnership certainly felt the impact of these events, the Managing General Partner believes the Partnership was successful in managing its operations in such a manner that the Partnership was able to minimize the negative impacts while capitalizing on the positive impacts.  The Partnership’s derivative position eased the impact of the fall in oil and natural gas prices.  The Partnership exited 2008 with $0.1 million in net realized derivative gains, $0.9 million of which occurred in the fourth quarter.  Further, the Partnership estimates the net fair value of its derivative positions as of December 31, 2008, to be $3.2 million.

Index

The decline in prices during the fourth quarter of 2008 resulted in $3.6 million in unrealized gains on derivatives for the year ended December 31, 2008.  The $3.6 million in unrealized gains for the year is the fair value of the derivative positions as of December 31, 2008, less the related unrealized amounts recorded in prior periods.  An unrealized gain is a non-cash item and there will be further gains or losses as prices decrease or increase until the positions mature or are closed.

The required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 may result in significant swings in operating results over the life of the derivatives.  The combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream and Partnership distributions than would the sales contracts without the associated derivatives.

The average NYMEX and CIG prices for the next 24 months (forward curve) from the respective dates below are as follows:

Commodity	Index	December 31, 2007	June 30, 2008	December 31, 2008	March 31, 2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.87
	CIG	6.78	8.86	4.49	4.13
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	53.07

The commodity price declines from June 30, 2008, through December 31, 2008, relative to the Partnership’s current derivative positions, resulted in the significant unrealized derivative gains in 2008.  If there are further price declines in 2009, unrealized derivatives gains on our current positions are expected to continue.

Index

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and gas sales, average sales prices received, average sales price including realized derivative gains and losses, average lifting cost, other operating income and expenses for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage 2007 to 2008
Number of producing wells (end of period)	47	47	--

Production: (1)
Oil (Bbl)	45,907	76,039	-40%
Natural gas (Mcf)	874,353	1,212,711	-28%
Natural gas equivalents (Mcfe) (2)	1,149,795	1,668,945	-31%

Average Selling Price
Oil (per Bbl) (3)	$87.03	$57.15	52%
Natural gas (per Mcf) (3)	6.74	4.95	36%
Natural gas equivalents (per Mcfe) (3)	8.60	6.20	39%

Average Selling Price (including realized gain (loss), net on derivatives)
Oil (per Bbl)	$83.92	$56.83	48%
Natural gas (per Mcf)	7.03	5.39	30%
Natural gas equivalents (per Mcfe)	8.70	6.50	34%

Average cost per Mcfe
Production and operating costs (4)	$2.08	$1.29	61%
Depreciation, depletion and amortization	2.94	2.58	14%

Revenues:
Oil and gas sales	$9,885,786	$10,350,973	-4%
Oil and gas price risk management, gain (loss), net	3,743,682	(899,196)	*
Total revenues	$13,629,468	$9,451,777	44%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(142,973)	$(24,151)	*
Natural gas derivatives - realized gain	257,789	529,222	-51%
Total realized gain on derivatives, net	$114,816	$505,071	-77%

Operating costs and expenses:
Production and operating costs	$2,390,535	$2,144,778	11%
Direct costs - general and administrative	432,297	101,279	*
Depreciation, depletion and amortization	3,383,520	4,310,845	-22%
Exploratory dry hole cost	105,320	77,911	35%
Accretion of asset retirement obligations	17,804	16,620	7%
Total operating costs and expenses	$6,329,476	$6,651,433	-5%

Income from operations	$7,299,992	$2,800,344	161%

Interest income	46,424	101,818	-54%

Net income	$7,346,416	$2,902,162	153%

Cash distributions	$8,294,184	$10,440,213	-21%

*Percentage change not meaningful or equal to or greater than 250% or not calculable.
Amounts may not calculate due to rounding
_______________
(1)	Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)
The Partnership utilizes commodity based derivative instruments to manage a portion of our exposure to price volatility of our natural gas and oil sales.  This amount excludes realized and unrealized gains and losses on commodity based derivative instruments.

Index

(4)	Production costs represent oil and gas operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents

Oil and Natural Gas Sales Activity

The table below shows sales and production information for each quarter for the years ended December 31, 2008 and 2007.  Oil and natural gas sales exclude the impact of commodity-based derivatives, which are reflected in the line “Oil and gas price risk management gain (loss), net” in the statements of operations.  (In thousands except for per Mcf, per Bbl and per Mcfe amounts).

	2008			2007
Total	Sales (In thousands)	MMcfe	per Mcfe	Sales (In thousands)	MMcfe	per Mcfe
Jan-Mar	$2,709	301	$8.99	$3,178	515	$6.17
Apr-Jun	3,483	324	10.76	2,671	444	6.01
Jul-Sept	2,402	261	9.21	2,358	412	5.73
Oct-Dec	1,292	264	4.90	2,144	298	7.19
Total	$9,886	1,150	$8.60	$10,351	1,669	$6.20
Change (year over year)	-4%	-31%	39%

	2008			2007
Oil	Sales (In thousands)	MBbl	per Bbl	Sales (In thousands)	MBbl	per Bbl
Jan-Mar	$1,167	14	$83.09	$1,152	25	$45.01
Apr-Jun	1,234	11	114.01	1,013	19	54.27
Jul-Sept	972	9	107.30	1,093	17	64.60
Oct-Dec	623	12	52.00	1,088	15	73.19
Total	$3,996	46	$87.03	$4,346	76	$57.15
Change (year over year)	-8%	-40%	52%

	2008			2007
Natural Gas	Sales (In thousands)	MMcf	per Mcf	Sales (In thousands)	MMcf	per Mcf
Jan-Mar	$1,542	217	$7.10	$2,026	362	$5.60
Apr-Jun	2,249	259	8.69	1,658	332	4.99
Jul-Sept	1,430	206	6.93	1,265	310	4.08
Oct-Dec	669	192	3.49	1,056	209	5.05
Total	$5,890	874	$6.74	$6,005	1,213	$4.95
Change (year over year)	-2%	-28%	36%

The 4% decrease in total sales in 2008 as compared to 2007 was due to decreased total production volumes, in Mcfe or energy equivalency basis, of 31% partially offset by an increase in average sales price per Mcfe of 39%.

Decreased volumes contributed to a reduction in sales of $3.2 million partially offset by commodity price increases which amounted to $2.7 million, resulting in an overall $0.5 million decrease in oil and natural gas sales in 2008 as compared to 2007.  This change in production volumes is consistent with the historically declining production curves for wells drilled in the Wattenberg and Piceance fields.  The year-to-year decrease in both oil and natural gas revenues of 8% and 2%, respectively, reflects the historically steeper decline in oil production volumes during the earlier portions of the production life cycle as compared to natural gas that was offset, however, by a more substantial increase in oil prices (52%) than natural gas prices (36%) during the period.

Index

On a quarterly basis, decreased volumes during the quarter ended December 31, 2008, as compared to the same period in 2007, contributed to a reduction in sales of $0.3 million and reduced revenues due to commodity price decreases amounted to $0.6 million resulting in the $0.9 million decrease in oil and natural gas sales.  The Partnership experienced a minor curtailment of producing volumes of natural gas in the Piceance Basin due to limited compression and pipeline capacity in the fourth quarter of 2008.  First quarter 2008 sales also decreased $0.4 million overall, due to volume reductions of $1.3 million that were partially offset by a $0.9 million higher commodity price effect.  Favorable oil and natural gas commodity price conditions during the second quarter 2008, contributed $1.5 million of the overall $0.8 million sales increase for the quarter, which partially offset volume reduction impacts of $0.7 million, compared to the same period in 2007.

Decreased volumes during the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 contributed to a reduction in sales of $1.3 million, $0.7 million and $0.9 million, respectively, offset by commodity prices increases amounting to $0.9 million, $1.5 million and $0.9 million, respectively, resulting in decreased oil and natural gas sales of $0.4 million for the quarter ended March 31, 2008, and increased oil and natural gas sales of $0.8 million for the quarter ended June 30, 2008, as compared to the same quarterly period in 2007.  The sales variance for the quarter ended September 30, 2008, as compared to the same quarter in 2007 is negligible.

The Partnership expects to experience continued declines in both oil and natural gas production volumes over the wells’ life cycles until the Wattenberg wells are recompleted.

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the price of oil and natural gas and our ability to market our production effectively.  Oil and natural gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on our financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region in which all of the Partnership wells are located.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing through and into the fourth quarter of 2007, was a decrease in the price of Rocky Mountain natural gas, as measured by the Colorado Interstate Gas, or CIG, Index (per (MMbtu) compared to the New York Mercantile Exchange, or NYMEX, price (per MMbtu).

The expansion in January 2008 of the Rockies Express pipeline (“REX”), a major interstate pipeline constructed and operated by a non-affiliated entity, resulted in a narrowing of the NYMEX and CIG price differential to under a $1.00 between the indices’ average prices in January and February 2008.  However, a substantial portion of the new capacity created by the REX Pipeline is now under contract resulting in a resumption of regional transportation capacity restraints and a widening of the NYMEX-CIG differential that peaked in June and September at average index price differentials of $4.58 and $4.00, respectively.  Index differentials closed 2008 having again narrowed to $1.30, and are expected to average $1.74 for the next 24 months (forward curve) based on index futures.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  In view of the regional transportation capacity issues cited herein regarding Rocky Mountain region production, the Partnership believes that the cited capacity constraints will continue into the future and that the sale of production in the Rocky Mountain Region will continue to be governed by price.  To that end, the Partnership has been able to sell all of its production to date, has not had to significantly curtail its production for long periods of time because of an inability to sell its production because of pipeline unavailability and believes that it will be able to sell all of its future production.

Oil pricing is also driven strongly by supply and demand relationships.  In the Rocky Mountain Region for 2008, Partnership oil sales averaged $87.03 per barrel which is below the NYMEX oil market 12-month average monthly closing prices (per Barrel) for 2008 of $104.42, due to supply competition from other Rocky Mountain oil and Canadian oil that has driven down market prices.

Index

The price the Partnership receives for a large portion of the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which may include some natural gas sold at the CIG prices and some sold at mid-continent prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

During 2009, oil and natural gas prices have continued to fluctuate, with oil prices on NYMEX (per Barrel) as high as $54.34 per barrel on March 26, 2009 and as low as $33.98 per barrel on February 12, 2009 and natural gas prices (per MMbtu) on CIG as high as $4.59 per MMbtu on January 7, 2009 and as low as $1.325 per MMbtu on April 14, 2009.

Oil and Gas Price Risk Management Gain (Loss), Net

The Managing General Partner uses oil and natural gas commodity derivative instruments to jointly manage price risk for its corporate interests as well as sponsored drilling partnerships, including the Partnership, by area of operation.  Prior to September 30, 2008, as production volumes changed, the allocation of derivative positions between PDC’s corporate interests and each of the sponsored drilling partnerships, changed.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the current estimated future production, between the Managing General Partner’s corporate interests and each sponsored drilling partnership. For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including the Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as “Oil and gas price risk management gain (loss), net.”  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production and underlying derivative contracts entered into by the Managing General Partner on behalf of the Partnership.

In periods of rising prices, the Partnership will generally record losses on its derivative positions as fair values exceed contract prices determining the Partnership’s oil and natural gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  During 2008, the Partnership experienced extreme volatility in oil and gas prices that resulted in extreme fluctuation in both realized and unrealized derivative positions.

The following table presents the realized and unrealized gains and losses recorded for each of the quarterly and annual periods identified:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total

Realized gains (losses)
Oil	$(72,794)	$(175,769)	$(126,619)	$232,209	$(142,973)
Natural gas	(41,824)	(474,076)	151,747	621,942	257,789
Total realized gain (loss), net	(114,618)	(649,845)	25,128	854,151	114,816
Unrealized gain (loss)	(750,318)	(2,425,933)	4,542,308	2,262,809	3,628,866
Oil and gas price risk management gain (loss), net	$(864,936)	$(3,075,778)	$4,567,436	$3,116,960	$3,743,682

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total

Realized gains (losses)
Oil	$(9,851)	$(8,483)	$(2,868)	$(2,949)	$(24,151)
Natural gas	(7,808)	134,214	264,811	138,005	529,222
Total realized gain (loss), net	(17,659)	125,731	261,943	135,056	505,071
Unrealized gain (loss)	(630,131)	195,419	(40,829)	(928,726)	(1,404,267)
Oil and gas price risk management gain (loss), net	$(647,790)	$321,150	$221,114	$(793,670)	$(899,196)

“Oil and gas price risk management gain (loss), net” includes realized gains and losses and unrealized changes in the fair value of oil and natural gas derivatives related to Partnership oil and natural gas production.  See Note 4, Derivative Financial Instruments, and Note 5, Fair Value of Financial Instruments, to the accompanying financial statements for additional details of the Partnership’s derivative financial instruments.

Index

For the year ended December 31, 2008, the Partnership recorded realized gains of $0.1 million and unrealized gains of $3.6 million, resulting in a net $3.7 million gain for the year.  During the quarter ended March 31, 2008, prices increased and remained above December 31, 2007 prices resulting in a realized loss of $0.1 million and an unrealized loss of $0.8 million for a total loss of $0.9 million.  The CIG-index monthly average of daily natural gas prices (per MMbtu) and oil prices on NYMEX (per barrel) in the second quarter 2008 remained above December 31, 2007 levels, resulting in the $0.6 million realized and $2.4 million unrealized losses for that period.  Although Rockies Region oil and natural gas prices increased during the first seven months of 2008, the Partnership experienced significant commodity price declines during the last five months of 2008, relative to the Partnership’s current derivative positions, which resulted in significant unrealized derivative gains for the year and for the quarters ended September 30 and December 31.  Monthly averages of daily natural gas prices for the months August through December declined in August to $5.45 and retrenched further to a low during October of $2.90.  Oil prices experienced a steep decline from a July 2008 high of $145.29 to $44.60 at December 31, 2008.  This pricing pattern in the Rockies Region for oil and natural gas resulted in the Partnership’s third quarter unrealized gain of $4.5 million and fourth quarter realized and unrealized gains of $0.9 million and $2.2 million, respectively.  When forward prices for oil and natural gas decrease as they did throughout the last five months of 2008, the Partnership’s derivative positions, which include floors, ceilings and swaps, tend to increase in value, resulting in unrealized gain positions.

In 2007, the Partnership incurred a realized gain of $0.5 million and an unrealized loss of $1.4 million, resulting in the $0.9 million net loss for the year.  The majority of the unrealized losses recognized for 2007 and for the quarters ended March 31 and December 31, respectively, were due to increasing natural gas prices.  The decline in the CIG market during the second and third quarters of 2007, which fell to a low of $1.05 for the September average of natural gas daily prices (per MMbtu), resulted in the realized gain during 2007.  When forward prices for oil and natural gas prices increase as they did in 2007, the Partnership’s derivative portfolio tends to decrease in value, resulting in unrealized loss positions.  Due to the continued volatility of commodity prices, large quarter to quarter fluctuations in “Oil and gas price risk management gain (loss), net,” occur.

Oil and Gas Derivative Activities.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Managing General Partner has in place a series of collars, fixed price swaps and basis swaps on a portion of the Partnership’s oil and natural gas production.  Under the collar arrangements, if the applicable index rises above the ceiling price or swap, the Managing General Partner pays the counterparty; however, if the index drops below the floor or swap, the counterparty pays the Managing General Partner.

Index

The following table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of December 31, 2008, on Partnership production by area.

	Collars
	Floors		Ceilings		Swaps		Basis Swaps
Commodity Index/Area	Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-Mmbtu Oil-Bbls)	Weighted Average Contract Price	Fair Value at December 31, 2008

Natural Gas
CIG
Piceance
1Q 2009	-	$-	-	$-	123,967	$8.08	-	$-	$484,834
2Q 2009	120,525	5.75	120,525	8.90	-	-	-	-	248,189
3Q 2009	120,525	5.75	120,525	8.90	-	-	-	-	200,617
4Q 2009	83,202	6.65	83,202	10.19	30,253	9.20	-	-	343,744
2010	92,250	6.67	92,250	10.81	45,379	9.20	270,332	1.88	433,064
2011	41,564	4.75	41,564	9.45	-	-	309,607	1.88	45,597
2012	-	-	-	-	-	-	317,706	1.88	(127,834)
2013	-	-	-	-	-	-	289,195	1.88	(193,605)
									$1,434,606
Wattenberg Field
1Q 2009	-	$-	-	$-	28,077	$8.07	-	$-	$109,565
2Q 2009	25,530	5.75	25,530	8.89	-	-	-	-	52,573
3Q 2009	25,530	5.75	25,530	8.89	-	-	-	-	42,493
4Q 2009	17,570	6.65	17,570	10.19	6,292	-	-	-	72,141
2010	20,683	6.56	20,683	10.73	9,437	9.20	54,376	1.88	90,713
2011	10,640	4.75	10,640	9.45	-	9.20	61,200	1.88	9,729
2012	-	-	-	-	-	-	63,054	1.88	(25,369)
2013	-	-	-	-	-	-	56,577	1.88	(37,874)
									$313,971
Oil
NYMEX
Wattenberg Field
1Q 2009	-	-	-	-	6,301	$90.52	-	-	$262,694
2Q 2009	-	-	-	-	6,371	90.52	-	-	234,096
3Q 2009	-	-	-	-	6,441	90.52	-	-	216,207
4Q 2009	-	-	-	-	6,441	90.52	-	-	198,429
2010	-	-	-	-	21,208	92.96	-	-	588,676
									$1,500,102

TOTAL									$3,248,679

Production and Operating Costs

Production and Operating Costs include production taxes and transportation costs which generally vary with sales and production, well operating costs charged on a per well basis and other direct costs incurred in the production process.

	2008			2007
	Prod Costs	Mcfes	per Mcfe	Prod Costs	Mcfes	per Mcfe
Jan-Mar	$638,352	301,401	$2.12	$620,601	515,082	$1.20
Apr-Jun	690,307	323,837	2.13	507,452	444,207	1.14
Jul-Sep	580,116	260,772	2.22	535,932	411,543	1.30
Oct-Dec	481,760	263,785	1.83	480,793	298,113	1.61
Total	$2,390,535	1,149,795	$2.08	$2,144,778	1,668,945	$1.29

As production declines as per the historical decline curve, fixed costs increase as a percentage of total costs.  This results in production costs per unit to rise.  As production continues to decline, production costs per unit can be expected to increase.

Index

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

During 2008, production and operating costs rose $0.2 million or 11% compared to the previous year, due primarily to variable costs, including production-related taxes and transport, related to oil and natural gas volume reductions of 31%, on an Mcfe or energy equivalency basis.  Increases in the cost of general oil field services, however, especially during the first seven months of the year when high oil and natural gas commodity prices created strong demand for oil and gas industry expertise to support both drilling and operational activity, are reflected in the per Mcfe basis unit cost increases through the first three quarters.

Direct Costs – General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during 2008 by $0.3 million primarily due to billings from the Partnership’s independent registered public accounting firms, PricewaterhouseCoopers LLP ("PwC") and KPMG, LLP (“KPMG”) for professional services rendered by PwC and KPMG for the audit of the Partnership’s financial statements in its comprehensive Annual Report on Form 10-K for the years ended December 31, 2007 and 2006 (PwC) and the period from December 6, 2005 (date of inception) to December 31, 2005 (KPMG) which was filed with the SEC in April 2009.  Additional direct costs in the amount of approximately $37,000 were recorded in 2008 due to a royalty litigation settlement.  For additional information regarding the settlement, see Note 9, Commitments and Contingencies to the accompanying financial statement included in this report.

Depreciation, Depletion and Amortization

The Partnership recorded depreciation, depletion, and amortization (“DD&A”) expense in 2008 and 2007 as follows:

	2008			2007
	DD&A	Mcfes	per Mcfe	DD&A	Mcfes	per Mcfe
Jan-Mar	$865,347	301,401	$2.87	$1,302,364	515,082	$2.53
Apr-Jun	898,262	323,837	2.77	1,104,753	444,207	2.49
Jul-Sep	728,746	260,772	2.79	1,027,301	411,543	2.50
Oct-Dec	891,165	263,785	3.38	876,427	298,113	2.94
Total	$3,383,520	1,149,795	$2.94	$4,310,845	1,668,945	$2.58

DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves. These reserves are valued at the price of oil and natural gas as of December 31 each year.  If prices increase, the corresponding volume of oil and natural gas reserves will increase, resulting in decreases in the rate of DD&A per unit of production.  If year-end prices decrease as they did from 2007 to 2008, volumes of oil and natural gas reserves will decline, resulting in increases in the rate of DD&A per unit of production.

The $0.9 million decrease in DD&A for the year 2008 compared to 2007 is primarily the result of a decrease due to a production level decrease of 31% offset by an increase per Mcf due to significantly lower reserves at December 31, 2008.  In the fourth quarter of 2008 and 2007, the DD&A unit cost per Mcfe increased due to revised estimates of reserves from the annual reserve reports which indicated decreases in reserves from the respective prior period.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report resulted in the larger DD&A unit cost increase during the fourth quarter of 2008 as compared to the fourth quarter 2007.

Index

The variances in the per Mcfe rates for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 from the quarter ended December 31, 2007 are primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley fields  which have significantly different DD&A rates.

Exploratory Dry Hole Costs

The Partnership incurred exploratory dry hole costs of $105,320 and $77,911 for the years ended December 31, 2008 and 2007, respectively, resulting from one exploratory well in Wyoming that was evaluated to be commercially non-productive and declared to be a dry hole.  This well was plugged and abandoned in 2008.

Interest Income

Interest income decreased in 2008 as compared to 2007 due to the lower level of undistributed revenues held by the Managing General Partner during the year ended December 31, 2008, as well as a reduction in the interest rates applied to those undistributed revenue amounts.  Additionally, interest rates decreased on amounts held in escrow by the Managing General Partner on behalf of the Partnership related to production tax obligation over-withholding during the years prior to 2007.  For more information on the production tax obligation over-withholding by the Managing General Partner, see Note 2, Summary of Significant Accounting Policies−Due from (to) Managing General Partner−Other, Net.

Liquidity and Capital Resources

As the Partnership has completed its drilling activities as of December 31, 2008, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities, with the possible exception of recompletions and “refracs.”  It may be necessary for the Partnership to retain Partnership revenues for the payment of these costs, or for PDC to advance the necessary funds to the Partnership or for the Partnership to borrow necessary funds.  The Managing General Partner anticipates that borrowed funds will be utilized to finance Codell recompletion activities (see Item 1, Business).  As the Partnership will have to repay the borrowed funds plus interest, the amount of Partnership funds available for distribution to the partners of the Partnership will be reduced accordingly.

The Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices, as noted in Item 1A, Risk Factors.  Changes in market prices for oil and natural gas directly affect the level of cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place, as of December 31, 2008, covering 84% of the Partnership’s expected oil production and 81% of its expected natural gas production for 2009.  These contracts reduce the impact of price changes for a substantial portion of the Partnership’s 2009 cash from operations.  Additional derivative positions were entered into during 2008 for natural gas production through March 2011 and oil production through December 2010 while natural gas price basis swaps cover production through December 2013.  The current derivatives positions will change based on changes in oil and natural gas futures markets.  Oil and natural gas derivatives as of December 31, 2008, are detailed in Note 4, Derivative Financial Instruments to the accompanying financial statements.

Index

Working Capital

The following table sets forth the working capital position of the Partnership at the end of each respective period:

	As of
	Quarter ended March 31, 2008	Quarter ended June 30, 2008	Quarter ended September 30, 2008	Quarter ended December 31, 2008

Working capital	$1,783,470	$(142,505)	$2,457,444	$3,767,858

	As of
	Quarter ended March 31, 2007	Quarter ended June 30, 2007	Quarter ended September 30, 2007	Quarter ended December 31, 2007

Working capital	$3,267,336	$3,172,421	$3,056,088	$1,952,875

Investing and Financing Cash Flows

In 2008, the Partnership received a $124,555 refund from the State of Colorado for state sales taxes charged during 2005 and 2006 on well tubing and casing purchases during the Partnership’s drilling operations, which were subsequently determined to be tax-exempt utilization of this material.  The Partnership has from time-to-time, invested in additional equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection which totaled approximately $38,000 in 2008.

The Partnership initiated monthly cash distributions to investors in July 2006 and has distributed $28.9 million of its operating cash flows through December 31, 2008.  The following table sets forth the annual cash distributions to the Managing General Partner and Investor Partners for the years ended December 31, 2008 and 2007, respectively.

	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2008
Jan-Mar	$538,467	$1,276,396	$1,814,863
Apr-Jun	667,646	1,557,841	2,225,487
Jul-Sep	734,121	1,712,952	2,447,073
Oct-Dec	542,028	1,264,733	1,806,761
	$2,482,262	$5,811,922	$8,294,184

2007
Jan-Mar	$1,178,783	$2,750,498	$3,929,281
Apr-Jun	690,693	1,670,495	2,361,188
Jul-Sep	623,868	1,532,367	2,156,235
Oct-Dec	586,281	1,407,228	1,993,509
	$3,079,625	$7,360,588	$10,440,213

Operating Cash Flows

Net cash provided by operating activities was $8.4 million in 2008 compared to $10.5 million for 2007, a decrease of $2.1 million.  The decrease in cash provided by operating activities was due primarily to the following:

•
A decrease in oil and gas sales revenues of 4.5%, a $0.4 million decrease in realized oil and gas price risk management gain (loss), net, an increase in production and operating costs of 11.5% and an increase in direct costs – general and administrative expenditures of $.3 million.

•	Decrease in the “Due from (to) Managing General Partner, net.”

Index

The following table presents the operating cash flows for the following periods:

	2008
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Cash flows from operating activities	$1,827,634	$2,130,007	$2,463,921	$1,942,872

	2007
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Cash flows from operating activities	$3,942,414	$2,379,838	$2,168,109	$1,993,123

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in Supplemental Oil & Gas Information – Unaudited, Net Proved Oil and Gas Reserves.

No bank borrowings are anticipated until such time as recompletions of the Codell formation in the Wattenberg Field wells are undertaken by the Partnership, which is expected to occur in 2011 or later.

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership’s contractual obligations and contingent commitments as of December 31, 2008 and 2007.

	Payments due by period
Contractual Obligations and Contingent Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

December 31, 2008
Derivative contracts	$146,177	$-	$-	$146,177	$-
Asset Retirement Obligations	373,183	-	-	-	373,183
	$519,360	$-	$-	$146,177	$373,183

December 31, 2007
Derivative contracts	$380,187	$380,187	$-	$-	$-
Asset Retirement Obligations	355,379	-	-	-	355,379
	$735,566	$380,187	$-	$-	$355,379

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

Index

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

The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect DD&A expense, a change in estimated reserves could have a material effect on the Partnership’s financial statements.

Exploratory well drilling costs are initially capitalized but charged to expense if the well is determined to be economically nonproductive.  The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting.  Cumulative costs on in-progress exploratory wells (“Suspended Well Costs”) remain capitalized until their productive status becomes known.  If an in-progress exploratory well is found to be unsuccessful (referred to as a dry hole) prior to the issuance of financial statements, the costs are expensed to exploratory dry hole costs.  If a final determination about the productive status of a well cannot be made prior to issuance of the financial statements, the well is classified as “Suspended Well Costs” until there is sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained.  When a final determination of a well’s productive status is made, the well is removed from the suspended well status and the proper accounting treatment is recorded.  The determination of an exploratory well's ability to produce is made within one year from the completion of drilling activities.  At December 31, 2008 and 2007, the Partnership had no in-progress exploratory wells requiring “Suspended Well Costs” classification.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008, the Partnership reviewed its proved oil and natural gas properties for impairment.  The Partnership did not incur any impairment loss as a result of this review.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Index

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas, upon delivery, is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts’ pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership’s revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Managing General Partner may from time to time enter into derivative agreements, usually with a term of two to three years, but in no cases longer than five years beyond the derivative transaction date, which may either “swap” or “collar” a price range in order to reduce the impact of market price fluctuations. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

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

Fair Value of Financial Instruments

The Partnership adopted the provisions of Statement of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.

Derivative Financial Instruments.  The Managing General Partner uses derivative instruments to manage the Partnership’s commodity and financial market risks.  The Partnership currently does not use hedge accounting treatment for its derivatives.  Derivatives are reported on the Partnership’s accompanying balance sheets at fair value on a gross asset and liability basis.  Changes in fair value of derivatives are recorded in “Oil and gas price risk management, gain (loss), net,” in the Partnership’s accompanying statements of operations.

Index

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG-based natural gas swaps, NYMEX-based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

The Partnership measures the fair value of its derivatives based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  As of December 31, 2008, the Partnership has recorded no valuation allowance.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The Partnership has estimated the net fair value of Partnership commodity based derivatives as of December 31, 2008, to be $3.2 million.

Non-Derivative Financial Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due from (to) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated lives of the related assets, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8, Asset Retirement Obligations to the accompanying financial statements, for a reconciliation of asset retirement obligation activity.

Index

Recent Accounting Standards

See Note 2, Summary of Significant Accounting Policies to the accompanying financial statements, included in this report for recently issued and implemented accounting standards.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk and related credit exposure.  Management of the Managing General Partner has established risk management processes to monitor and manage this market risk.

Commodity Price Risk

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Critical Accounting Policies and Estimates, Fair Value of Financial Instruments, for further discussion of the accounting for derivative contracts.

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to the Partnership’s oil and natural gas sales and marketing activities.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities. The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  The Partnership's policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Valuation of a contract’s fair value is performed internally, and while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Risk Management Strategies

The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.  As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based contracts for Colorado oil production.  In addition to the fixed-price swaps, collars and basis protection swaps, derivative instruments which remain in effect at December 31, 2008, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.

•
For “swap” instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

Index

•
“Basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
“Collars” contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
“Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

The following table presents monthly average CIG and NYMEX closing prices for natural gas and oil in 2008 and 2007, as well as average sales prices the Partnership realized for the respective commodity.

	Year Ended December 31,
	2008	2007
Average Index Closing Price
Natural gas (per MMbtu)
CIG	$6.22	$3.97

Oil (per Barrel)
NYMEX	104.42	69.79

Average sales price
Natural gas (per Mcf)	6.74	4.95
Oil (per Barrel)	87.03	57.15

As of December 31, 2008, the fair value of the Partnership’s derivative instruments was a net asset of $3.2 million compared to a net liability of $0.4 million as of December 31, 2007.  Based on a sensitivity analysis as of December 31, 2008, it was estimated that a 10% increase in oil and gas prices, inclusive of basis, over the entire period for which the Partnership has derivatives currently in place would result in a decreased fair value of $0.2 million and a 10% decrease in oil and gas prices would result in an increase in fair value of $2.1 million.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Oil and Gas Price Risk Management Gain (Loss), Net for a detailed discussion of the Partnership’s open derivative positions related to the Partnership’s oil and gas sales activities and a summary of the Partnership’s open derivative positions as of December 31, 2008.

Credit Risk

Credit risk represents the loss that the Partnership would incur if a counterparty fails to perform under its contractual obligations.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.

The Managing General Partner attempts to reduce credit risk by diversifying its counterparty exposure and entering into transactions with high-quality counterparties.  When exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  PDC, the Managing General Partner has had no counterparty default losses.  The Managing General Partner’s receivables are from a diverse group of companies, including major energy companies, both upstream and mid-stream, financial institutions and end-users in various industries.  The Managing General Partner monitors their creditworthiness through credit reports and rating agency reports.

Index

The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2008 and 2007 and no valuation allowance has been recorded by the Partnership.  However, the recent disruption in the credit market has had a significant impact on a number of financial institutions.  Although the Managing General Partner believes that its procedures are sufficient and customary, no amount of analysis can guarantee performance in these uncertain times.

Disclosure of Limitations

As the information above incorporates only those exposures which existed as of or prior to, December 31, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 8.	Financial Statements and Supplementary Data

The financial statements are attached to this Form 10-K beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008 due to the existence of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting included in this Item 9A(T).

Index

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

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of  Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2008 due to the material weakness discussed below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management of PDC, the Managing General Partner, identified the following material weakness related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008:

•
For the transactions that are directly related to and processed by the Partnership, the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting, which is not required until 2009.

(c)  Remediation of Material Weaknesses in Internal Control

Management of the Managing General Partner identified the following material weaknesses related to the effectiveness of the Partnership’s internal controls over financial reporting as of December 31, 2007:

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

Index

•
The support for the Partnership’s derivative calculations depends in part on the effectiveness of controls of the Managing General Partner’s process.  The overall effectiveness of the Managing General Partner's derivative controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure that the Managing General Partner had policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008.  During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, cash receipts, revenue, financial reporting, and joint interest billing modules as part of a new broader financial system.  The Managing General Partner had planned to implement a Partnership distribution module in 2008, however, the Managing General Partner currently expects this module to be in place during 2009.  The new financial system enhanced operating efficiencies and provided more effective management of Partnership business operations and processes.  The Managing General Partner believes the phased-in implementation approach it is taking reduces the risks associated with the new financial system implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include documenting all new business process changes related to the new financial system; testing all new business processes on the new financial system; and conducting training related to the new business processes and to the new financial system software.  The Managing General Partner expects the implementation of the new financial system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner continues to modify the design and documentation of internal control processes and procedures related to the new financial system to supplement and complement existing internal controls over financial reporting.  The system changes were developed to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Partnership's internal control over financial reporting.  Testing of the controls related to these new systems was included in the scope of the Managing General Partner's assessment of the Partnership's internal control over financial reporting for 2008.

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

Based on the changes in the Managing General Partner’s internal control over financial reporting discussed above, the Managing General Partner has concluded that the two material weaknesses which were identified as of December 31, 2007, had been remediated as of December 31, 2008.

Index

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The Partnership is managed by PDC, the Managing General Partner.

PDC, a publicly-owned Nevada corporation, was organized in 1955.  The common stock of PDC is traded on the NASDAQ Global Select Market under the symbol "PETD."  Since 1969, PDC has been engaged in the business of exploring for, developing and producing oil and gas primarily in West Virginia, Tennessee, Pennsylvania, Michigan and the Rocky Mountains.  As of December 31, 2008, PDC had approximately 317 employees.  PDC will make available to Investor Partners, upon request, audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods.  PDC's Internet address is www.petd.com.  PDC posts on its Internet Web site its periodic and current reports and other information, including its audited financial statements, that it files with the SEC, as well as various charters and other corporate governance information.

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

In addition to managing the affairs of the Partnership, the management and technical staff of PDC also manage the corporate affairs of PDC, the affairs of 33 limited partnerships and other joint ventures formed over the years.  PDC owns an interest in all of the 33 limited partnerships for which it acts as Managing General Partner.  Because PDC must divide its attention and efforts among many unrelated parties, the Partnership does not receive its full attention or efforts at all times, however, PDC believes that it devotes sufficient time, attention and expertise to the Partnership to appropriately manage the affairs of the Partnership.  Since PDC has an interest in all Partnership wells, the operations of such wells receive the full attention of the operations group to maximize the well’s performance for both the Partnership and PDC.

Although the Partnership has no Code of Ethics, PDC has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on PDC’s website at www.petd.com.

Experience and Capabilities as Driller/Operator

PDC is contracted to serve as operator for the Partnership wells.  Since 1969, PDC has drilled wells in Colorado, West Virginia, Tennessee, Michigan, North Dakota, Kansas, Wyoming, Texas and Pennsylvania.  PDC currently operates approximately 4,712 wells.

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

Index

Petroleum Development Corporation

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Richard W. McCullough	56	Chairman, Chief Executive Officer, President and Director	2007	2010

Gysle R. Shellum	56	Chief Financial Officer	-	-

Eric R. Stearns	50	Executive Vice President	-	-

R. Scott Meyers	34	Chief Accounting Officer	-	-

Daniel W. Amidon	47	General Counsel and Secretary	-	-

Barton R. Brookman, Jr.	46	Senior Vice President Exploration and Production	-	-

Steven R. Williams	58	Director	1983	2009

Vincent F. D'Annunzio	56	Director	1989	2010

Jeffrey C. Swoveland	53	Director	1991	2011

Kimberly Luff Wakim	50	Director	2003	2009

David C. Parke	41	Director	2003	2011

Anthony J. Crisafio	55	Director	2006	2009

Joseph E. Casabona	64	Director	2007	2011

Larry F. Mazza	47	Director	2007	2010

Richard W. McCullough was appointed Chief Executive Officer in June 2008 and Chairman of PDC's Board of Directors in November 2008.  From November 2006 until November 2008, he served as the Chief Financial Officer of PDC.  Prior to joining PDC, Mr. McCullough served as an energy consultant from July 2005 to November 2006.  From January 2004 to July 2005, Mr. McCullough served as president and chief executive officer of Gasource, LLC, Dallas, Texas, a marketer of long-term, natural gas supplies.  From 2001 to 2003, Mr. McCullough served as an investment banker with J.P. Morgan Securities, Atlanta, Georgia, and served in the public finance utility group supporting bankers nationally in all natural gas matters.  Additionally, Mr. McCullough has held senior positions with Progress Energy, Deloitte and Touche, and the Municipal Gas Authority of Georgia.  Mr. McCullough, a Certified Public Accountant, was a practicing certified public accountant for 8 years.

Index

Gysle R. Shellum was appointed Chief Financial Officer in November 2008.  He has over 25 years of energy related experience within the accounting, finance, risk management and merger and acquisition areas.  Mr. Shellum recently held the position of Vice President, Finance and Special Projects at CrossTex Energy, LP.  Mr. Shellum also served as Director of Value Capital, LLC; Chief Financial and Operating Officer at Financial Trade Solutions; Chief Financial Officer at Duer Wagner Co.; and as American International Petroleum Corporation’s Chief Financial Officer.  Mr. Shellum began his career as a practicing CPA in Arthur Andersen’s Energy Group.  Mr. Shellum is a graduate of the University of Texas at Arlington with a BBA in Accounting.

R. Scott Meyers was appointed Chief Accounting Officer in April 2009.  Previously, Mr. Meyers, a CPA, served as a Senior Manager with Schneider Downs Co., Inc., an accounting firm based in Pittsburgh, Pennsylvania.  Mr. Meyers served in such capacity from April 2008 to March 2009.  Prior thereto, from November 2002 to March 2008, Mr. Meyers was employed by PricewaterhouseCoopers LLP, the last two and one-half years serving as Senior Manager.  Mr. Meyers has worked in public accounting for twelve years and holds a B.S. in Accounting from Grove City College, Pennsylvania.

Eric R. Stearns was appointed Executive Vice President in March 2008 after serving as Executive Vice President of Exploration and Development since December 2004.  Prior thereto, Mr. Stearns was Vice President of Exploration and Development since November 2003, having previously served as Vice President of Exploration since April 1995.  Mr. Stearns joined PDC as a geologist in 1985 after working for Hywell, Incorporated and for Petroleum Consultants.

Daniel W. Amidon was appointed General Counsel in July of 2007.  An attorney with over 20 years of experience working with public and private companies, Mr. Amidon recently held the position of Vice President, Law with Wheeling-Pittsburgh Steel Corporation.  Prior thereto, Mr. Amidon worked for J&L Specialty Steel for twelve years in positions of increasing responsibility, ultimately serving as the General Counsel and Secretary.  He has also practiced with the Pittsburgh law firm of Buchanan Ingersoll for the first five years of his career and brings extensive experience to PDC in the areas of corporate law, contract negotiation, corporate governance, litigation management, mergers and acquisitions, and risk management.  Mr. Amidon earned a B.A. degree with honors from the University of Virginia in Economics and Psychology and a J.D. degree from the Dickinson School of Law of the Pennsylvania State University.

Barton R. Brookman, Jr. was appointed Senior Vice President Exploration and Production in March 2008 after serving as Vice President of Production since joining PDC in 2005.  Mr. Brookman has over twenty years of operations experience within the E&P sector.  Prior to joining PDC, Mr. Brookman worked for Patina Oil and Gas and its predecessor Snyder Oil for 17 years in a series of jobs of increasing responsibility ending his service as Vice President of Operations of Patina.  Mr. Brookman received a BS in Petroleum Engineering from the Colorado School of Mines and a MS in Finance from the University of Colorado/Denver.

Steven R. Williams was appointed Director as part of his planned retirement in 2008.  Previous to this, Mr. Williams was Chairman of the Board.  Until his retirement in 2008, he served as Chief Executive Officer of PDC since January 2004, as President from March 1983 until December 2004, and as a Director of PDC since March 1983.  Mr. Williams serves as Chairman of the Executive Committee.

Vincent F. D'Annunzio has served as president of Beverage Distributors, Inc. located in Clarksburg, West Virginia since 1985.

Jeffrey C. Swoveland is the Chief Operating Officer of Coventina Healthcare Enterprises, a medical device company specializing in therapeutic warming and multi-modal treatment systems used in the treatment, rehabilitation and management of pain since May 2007.  Previously, Mr. Swoveland served as Chief Financial Officer of Body Media, Inc., a life-science company specializing in the design and development of wearable body monitoring products and services, from September 2000 to May 2007.  Prior thereto, Mr. Swoveland held various positions, including Vice-President of Finance, Treasurer and interim Chief Financial Officer with Equitable Resources, Inc., a diversified natural gas company from 1997 to September 2000.  Mr. Swoveland serves as a member of the Board of Directors of Linn Energy, LLC, a public, independent natural gas and oil company.

Index

Kimberly Luff Wakim, an Attorney and a Certified Public Accountant, is a Partner with the Pittsburgh, Pennsylvania law firm, Thorp, Reed & Armstrong LLP, where she serves as a member of the Executive Committee.  Ms. Wakim has practiced law with Thorp, Reed & Armstrong LLP since 1990.

David C. Parke is a Managing Director in the investment banking group of Boenning & Scattergood, Inc., West Conshohocken, Pennsylvania, a full-service investment banking firm.  Prior to joining Boenning & Scattergood in November 2006, he was a Director with Mufson Howe Hunter & Company LLC, Philadelphia, Pennsylvania, an investment banking firm, from October 2003 to November 2006.  From 1992 through 2003, Mr. Parke was Director of Corporate Finance of Investec, Inc. and its predecessor Pennsylvania Merchant Group Ltd., investment banking companies.  Prior to joining Pennsylvania Merchant Group, Mr. Parke served in the corporate finance departments of Wheat First Butcher & Singer, now part of Wachovia Securities, and Legg Mason, Inc., now part of Stifel Nicolaus.

Anthony J. Crisafio, a Certified Public Accountant, serves as an independent business consultant, providing financial and operational advice to businesses and has done so since 1995.  Additionally, Mr. Crisafio has served as the Chief Operating Officer of Cinema World, Inc. from 1989 until 1993 and was a partner with Ernst & Young from 1986 until 1989.

Joseph E. Casabona served as Executive Vice President and member of the Board of Directors of Denver based Energy Corporation of America, a natural gas exploration and development company, from 1985 to his retirement in May 2007.  Mr. Casabona's responsibilities included strategic planning as well as executive oversight of the drilling operations in the continental United States and internationally.  In 2008, Mr. Casabona assumed the title of Chief Executive Officer of Paramax Resources Ltd., a junior public Canadian oil & gas company (PMXRF) engaged in the business of acquiring and exploration of oil and gas prospects, primarily  in Canada and Idaho.

Larry F. Mazza has served as Chief Executive Officer of MVB Bank Harrison, Inc., in Bridgeport, West Virginia since March 2005.  Prior to the formation of MVB Bank Harrison, Mr. Mazza served as Senior Vice President Retail Banking Manager for BB&T in West Virginia, where he was employed from June 1986 to March 2005.

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

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts  paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  No management fee was paid to PDC in 2008 or 2007 as the Partnership is not required to pay a management fee other than a one time fee paid in the initial year of formation per the Agreement.  The Partnership pays a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $75 per well per month for Partnership-related general and administrative expenses that include accounting, engineering and management of the Partnership by the MGP. See Item 13, Certain Relationships and Related Transactions, and Director Independence for a discussion of compensation paid by the Partnership to the Managing General Partner.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2009, the Partnership had 1,786.78 units outstanding.  No director or officer of PDC owns any units.  As of March 31, 2008, PDC has not repurchased any units of Partnership interests from Investor Partners.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Compensation to the Managing General Partner and Affiliates

The Managing General Partner transacts all of the Partnership’s business on behalf of the Partnership.  See Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements, for information regarding compensation to and transactions with the Managing General Partner and affiliates.

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

These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells, management fees and commissions at rates which are generally similar to those for this Partnership outlined in Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements.

Through the executive drilling program, certain executive officers have invested in all of the wells owned by the Partnership prior to the drilling of each of the wells.  Ownership by each executive in Partnership wells varies depending on when the well was drilled and the amount of funds invested in the program.  The aggregate ownership percentage is 0.15% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with the company and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Director Independence

The Partnership has no directors.  The Partnership is managed by the Managing General Partner.  See Item 10, Directors, Executive Officers and Corporate Governance.

Index

Item 14.	Principal Accountant Fees and Services

There were billings from the Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP ("PwC"), of $0.3 million and $0.1 million for audit fees for the years ended December 31, 2008 and 2007, respectively.  Additionally, during 2008 there were billings from the Partnership’s former independent registered public accounting firm, KPMG, LLP (“KPMG”), applicable to the period December 6, 2005 (date of inception) to December 31, 2005 of approximately $43,000.  These audit fees include amounts billed for professional services rendered by PwC and KPMG for the audit of the Partnership’s financial statements in its comprehensive Annual Report on Form 10-K for years ended December 31, 2007 and 2006 and the period from February 9, 2005 (date of inception) to December 31, 2005 as well as unaudited interim condensed financial information for each applicable interim period in 2007, 2006 and 2005.  This comprehensive Annual Form 10-K was filed with the SEC on April 8, 2009.  For the years ended December 31, 2008 and 2007, there were tax billings from the Partnership’s independent registered public accounting firm, PwC, of approximately $18,000 and $20,000, respectively.

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	The index to Financial Statements is located on page F-1.

(b)	Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-12G/A Amend 2	000-51959	3	10/04/2006

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-51959	3.2	04/08/2009

10.1	Form of assignment of leases to the Partnership	10-K	000-51959	10.1	04/08/2009

10.2	Drilling and operating agreement between PDC as Managing General Partner of the Partnership	10-K	000-51959	10.2	04/08/2009

10.3	Audited Consolidated Financial Statements for the year ended December 31, 2008 of Petroleum Development Corporation and its subsidiaries, as Managing General Partner of the Partnership	10-K	000-07246		02/27/2009

10.4	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.3	03/31/2009

10.5	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Cattle Creek Company, dated October 14, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.4	03/31/2009

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.6	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc., Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.5	03/31/2009

10.7	Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.6	03/31/2009

10.8	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.7	03/31/2009

23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants					X

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

32.1	Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certification by Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

32.2	Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certification by Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockies Region Private Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By /s/ Richard W. McCullough
Richard W. McCullough
Chairman, Chief Executive Officer, and President
April 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman, Chief Executive Officer and President,	April 28, 2009
Richard W. McCullough	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	April 28, 2009
Gysle R. Shellum	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	April 28, 2009
R. Scott Meyers	Petroleum Development Corporation,
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Steven R. Williams	Director	April 28, 2009
Steven R. Williams	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	April 28, 2009
Anthony J. Crisafio	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	April 28, 2009
Jeffrey C. Swoveland	Petroleum Development Corporation,
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	April 28, 2009
Joseph E. Casabona	Petroleum Development Corporation,
Managing General Partner of the Registrant

Index

ROCKIES REGION PRIVATE  LIMITED PARTNERSHIP

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of the Rockies Region Private Limited Partnership,

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Rockies Region Private Limited Partnership (the "Partnership") at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Partnership has significant related party transactions with Petroleum Development Corporation and its subsidiaries.

/s/ PricewaterhouseCoopers, LLP
Pittsburgh, Pennsylvania
April 28, 2009

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007

Current assets:
Cash and cash equivalents	$219,706	$63,599
Accounts receivable	397,959	899,341
Oil inventory	30,405	-
Due from Managing General Partner-derivatives, net	2,465,581	-
Due from Managing General Partner-other, net	745,795	1,481,279
Total current assets	3,859,446	2,444,219

Oil and gas properties, successful efforts method	41,158,838	40,785,791
Drilling advances to Managing General Partner	-	253,556
Oil and gas properties, at cost	41,158,838	41,039,347
Less: Accumulated depreciation, depletion and amortization	(13,572,027)	(10,188,507)
Oil and gas properties, net	27,586,811	30,850,840

Due from Managing General Partner-derivatives, net	929,275	-
Due from Managing General Partner-other, net	-	264,016
Total noncurrent assets	28,516,086	31,114,856

Total Assets	$32,375,532	$33,559,075

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$91,588	$111,157
Due to Managing General Partner-derivatives, net	-	380,187
Total current liabilities	91,588	491,344

Due to Managing General Partner-derivatives	146,177	-
Asset retirement obligations	373,183	355,379
Total liabilities	610,948	846,723

Commitments and contingencies

Partners' equity:
Managing General Partner	7,965,201	8,243,538
Limited Partners - 1,786.78 units issued and outstanding	23,799,383	24,468,814
Total Partners' equity	31,764,584	32,712,352

Total Liabilities and Partners' Equity	$32,375,532	$33,559,075

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Oil and gas sales	$9,885,786	$10,350,973
Oil and gas price risk management gain (loss), net	3,743,682	(899,196)
Total revenues	13,629,468	9,451,777

Operating costs and expenses:
Production and operating costs	2,390,535	2,144,778
Direct costs - general and administrative	432,297	101,279
Depreciation, depletion and amortization	3,383,520	4,310,845
Exploratory dry hole costs	105,320	77,911
Accretion of asset retirement obligations	17,804	16,620
Total operating costs and expenses	6,329,476	6,651,433

Income from operations	7,299,992	2,800,344

Interest income	46,424	101,818

Net income	$7,346,416	$2,902,162

Net income allocated to partners	$7,346,416	$2,902,162
Less: Managing General Partner interest in net income	2,203,925	870,649
Net income allocated to Investor Partners	$5,142,491	$2,031,513

Net income per Investor Partner unit	$2,878	$1,137

Investor Partner units outstanding	1,786.78	1,786.78

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Statements of Partners' Equity
For the Years Ended December 31, 2008 and 2007

	Investor Partners	Managing General Partner	Total

Balance, December 31, 2006	$29,797,889	$10,452,514	$40,250,403

Distributions to partners	(7,360,588)	(3,079,625)	(10,440,213)

Net income	2,031,513	870,649	2,902,162

Balance, December 31, 2007	$24,468,814	$8,243,538	$32,712,352

Distributions to partners	(5,811,922)	(2,482,262)	(8,294,184)

Net income	5,142,491	2,203,925	7,346,416

Balance, December 31, 2008	$23,799,383	$7,965,201	$31,764,584

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$7,346,416	$2,902,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,383,520	4,310,845
Accretion of asset retirement obligations	17,804	16,620
Unrealized (gain) loss on derivative transactions	(3,628,866)	1,404,267
Exploratory dry hole costs	105,320	77,911
Changes in operating assets and liabilities:
Decrease in accounts receivable	501,382	2,242,286
Increase in oil inventory	(30,405)	-
Decrease in accounts payable and accrued expenses	(19,569)	(258,245)
Decrease (increase) in due from/to Managing General Partner, net	688,832	(212,362)
Net cash provided by operating activities	8,364,434	10,483,484

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(38,698)	-
Proceeds from Colorado sales tax refund related to capital purchases	124,555	-
Net cash provided by investing activities	85,857	-

Cash flows from financing activities:
Distributions to Partners	(8,294,184)	(10,440,213)
Net cash used in financing activities	(8,294,184)	(10,440,213)

Net increase in cash and cash equivalents	156,107	43,271
Cash and cash equivalents, beginning of year	63,599	20,328
Cash and cash equivalents, end of year	$219,706	$63,599

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to oil and gas properties	$-	$6,325

Non-cash well costs - due to Managing General Partner	$310,668	$-

See accompanying notes to financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements
Note 1 − Organization

The Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on December 6, 2005, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.

Purchasers of partnership units subscribed to and fully paid for 41.5 units of limited partner interests and 1,745.28 units of additional general partner interests at $20,000 per unit.  As of March 31, 2009, there are 962 Investor Partners.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 30% ownership in the Partnership. Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 70% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 30% to the Managing General Partner.  As of March 31, 2009, the Managing General Partner has not repurchased any of the total 1,786.78 outstanding units of Partnership interests from Investor Partners.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners’ units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

Executive Drilling Program

Executive officers of the Managing General Partner are eligible to invest in a Board-approved executive drilling program, as approved by the Board of Directors.  These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells, management fees and commissions.  See Note 3, Transactions with Managing General Partner.

Through the executive drilling program, certain executive officers have invested in the wells owned by the Partnership.  Ownership by each executive in Partnership wells varies depending on when the well was drilled and the amount of funds invested in the program.  The aggregate ownership percentage is 0.15% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Note 2 − Summary of Significant Accounting Policies

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

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

The Partnership’s accounts receivable are from purchasers of oil and natural gas production.  The Partnership sells substantially all of its oil and natural gas to customers who purchase oil and natural gas from other partnerships managed by the Partnership’s Managing General Partner.  Inherent to our industry is the concentration of oil and natural gas sales to a few customers.  This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions.

As of December 31, 2008 and 2007, the Partnership did not record an allowance for doubtful accounts.  Historically, neither PDC nor any of the other partnerships managed by the Partnership’s Managing General Partner have experienced significant losses on accounts receivable.  The Managing General Partner periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers.  The Partnership did not incur any losses on accounts receivable for the years ended December 31, 2008 and 2007.

Due from (to) Managing General Partner – Other, Net

The Managing General Partner transacts business on behalf of the Partnership.  Other than the Partnership’s portion of unexpired derivatives instruments, which are included in separate balance sheet captions, all other unsettled transactions with PDC and its affiliates are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net” and are more fully described in Note 3, Transactions with Managing General Partner and Affiliates.  In addition, certain amounts recorded by the Partnership as assets in the account “Due from (to) Managing General Partner – other, net” include amounts that are being held as restricted cash by the Managing General Partner, on behalf of the Partnership and other partnerships for which PDC serves as Managing General Partner.

Additionally, certain amounts recorded by the Partnership as liabilities in the account “Due from (to) Managing General Partner-other, net” were funded by the Managing General Partner and are currently held in escrow for distribution to litigants, which represents unpaid royalties on Partnership production  through 2008 which will be deducted from future Partner distributions.  These amounts, which total approximately $111,000, including legal fees of approximately $8,000, as of December 31, 2008, represent the Partnership’s share of the court approved royalty litigation settlement more fully described in Note 9, Commitments and Contingencies.

Additionally, in 2008 the Partnership incurred additional drilling costs of $310,668 in excess of drilling advances paid to the Managing General Partner.  These costs were paid by PDC on behalf of the Partnership and have been recorded as a liability in the account “Due from (to) Managing General Partner – other, net” and will be funded by a reduction in future distributions.

On behalf of and to the benefit of the Partnership and other partnerships for which PDC serves as Managing General Partner, the Managing General Partner maintains a margin deposit with counterparties on outstanding derivative contracts and also maintains bonds in the form of certificates of deposit for the plugging and abandoning of wells as required by various governmental agencies.  Since these deposits represent general obligations of the Managing General Partner and are not specific and identifiable as obligations of the Partnership, no amounts are recorded by the Partnership related to these contingent deposits.

Inventories

Oil inventories are stated at the lower of average lifting cost or market, and are removed at carrying value.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Oil and Gas Properties

The Partnership accounts for its oil and natural gas properties (the “Properties”) under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and natural gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and natural gas reserves.  The Partnership obtains new reserve reports from independent petroleum engineers annually as of December 31.  See Supplemental Oil and Gas Information–Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserve reporting.  In accordance with the Agreement, all capital contributed to the Partnership after deducting syndication costs and a one-time management fee is required to be used solely for the drilling of oil and natural gas wells.  Accordingly, all such funds were advanced to the Managing General Partner  as of December 31, 2005.  Amounts that have not yet been used by the Managing General Partner for drilling activities are reported under the caption “Drilling advances to Managing General Partner.”

Partnership estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions.  Independent petroleum engineers prepare the annual reserve and economic evaluation of all properties on a well-by-well basis.  Additionally, the Partnership adjusts oil and gas reserves for major well rework or abandonment during the year as needed. The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect our depreciation, depletion and amortization (“DD&A”) expense, a change in our estimated reserves could have an effect on our net income.

Exploratory well drilling costs are initially capitalized but charged to expense if the well is determined to be nonproductive.  The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting. Cumulative costs on in-progress wells (“Suspended Well Costs”) remain capitalized until their productive status becomes known. If an in-progress exploratory well is found to be unsuccessful (referred to as a dry hole) prior to the issuance of financial statements, the costs incurred as of the balance sheet date are expensed to exploratory dry hole costs. If a final determination about the productive status of a well is unable to be made prior to issuance of the financial statements, the well is classified as “Suspended Well Costs” until there is sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained. When a final determination of a well’s productive status is made, the well is removed from the suspended well status and the proper accounting treatment is recorded. The determination of an exploratory well's ability to produce is made within one year from the completion of drilling activities.  At December 31, 2008 and 2007, the Partnership had no in-progress exploratory wells requiring “Suspended Well Cost” classification.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008, the Partnership reviewed its proved oil and natural gas properties for impairment.  The Partnership did not incur any impairment loss as a result of this review.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

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

The Partnership presents any taxes collected from customers and remitted to a government agency on a net basis in its statements of operations in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governments Should be Presented in the Income Statement.

The Partnership sold natural gas and oil to three customers: DCP Midstream LP (“DCP”), Teppco Crude Oil, LP (“Teppco”) and Williams Production RMT (“Williams”), which accounted for 15%, 40%, and 45%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2008.  These same three customers, DCP, Teppco and Williams, accounted for 16%, 42% and 42% respectively, of the Partnership’s total natural gas and oil sales for the period ended December 31, 2007.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8, Asset Retirement Obligations for a reconciliation of asset retirement obligation activity.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.

During 2008 and 2007, none of the Partnership’s derivative instruments qualified for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value, and changes in the derivatives' fair values are recorded on a net basis in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, gain (loss), net.”

See Note 4, Derivative Financial Instruments, and Note 5, Fair Value of Financial Instruments, for a discussion of the Partnership’s derivative fair value measurements and a summary fair value table of open positions as of December 31, 2008 and 2007, respectively.

Income Taxes

Since the taxable income or loss of the Partnership is reported in the separate tax returns of the individual investor partners, no provision has been made for income taxes by the Partnership.

Production Tax Liability

The Partnership is responsible for production taxes which are primarily made up of severance and property taxes to be paid to the states and counties in which the Partnership produces oil and natural gas. The Partnership’s share of these taxes is expensed to the account “Production and operating costs.  The Partnership’s production taxes payable are included in the caption “Accounts payable and accrued expenses” on the Partnership’s balance sheet.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these Partnership financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and natural gas reserves, future cash flows from oil and natural gas properties which are used in assessing impairment of long-lived assets, estimated production and severance taxes, asset retirement obligations, and valuation of derivative instruments.

Recently Adopted Accounting Standards

The Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.  As of the adoption date, the Partnership has applied the provisions of SFAS No. 157 to its recurring measurements and the impact was not material to the Partnership’s underlying fair values and no amounts were recorded relative to the cumulative effect of a change in accounting principle.  The Partnership is currently evaluating the potential effect that the nonfinancial assets and liabilities provisions of SFAS No. 157 will have on its financial statements when adopted in 2009.  See Note 5, Fair Value of Financial Instruments.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement became effective for the Partnership on January 1, 2008.  The Partnership has not and does not intend to measure additional financial assets and liabilities at fair value.

In April 2007, the FASB issued FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39,  to amend certain portions of Interpretation 39.  FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” in Interpretation 39 with the term “derivative instruments” as defined in Statement 133.  FIN 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The January 1, 2008, adoption of FSP FIN 39-1 had no impact on the Partnership’s financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS No. 141(R)”).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) will become effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FIN 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership adopted the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  FAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Partnership adopted the provisions of FAS No. 160 effective January 1, 2009.  The adoption of FAS No. 160 did not have a material impact on the Partnership’s financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FAS No. 157”) (“FSP 157-2”), which delayed the effective date of FAS No. 157, Fair Value Measurements, by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2009, the Partnership adopted the provisions of FAS No. 157 delayed by FSP 157-2.  The adoptions of FSP 157-2 did not have a material impact on the Partnership’s financial statements.  See Note 5, Fair Value of Financial Instruments.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Partnership adopted the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 did not have a material impact on the Partnership’s financial statements.  See Note 4, Derivative Financial Instruments.

Recently Issued Accounting Standards

On April 9, 2009, the FASB issued the following amendments to the fair value measurement and disclosure standards:

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”)

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”)

FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise and instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable; and applies to all fair value measurements when appropriate.

FSP 107-1/APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Pursuant to this FSP, a reporting entity shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Both FSP 157-4 and FSP 107-1/APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, early adoption is allowed only if certain FSPs are early adopted together: an entity early adopting FSP 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”) and an entity early adopting FSP 107-1/APB 28-1 must also elect to early adopt FSP 157-4 and FSP 115-2/124-4.  The Partnership does expect these FSPs to have a significant impact on the Partnership’s financial statements when adopted on April 1, 2009.

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing for valuing oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  Early adoption is not permitted.  The Partnership is evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Reclassifications

Certain amounts in the prior period have been reclassified to conform with the current year classifications with no effect on previously reported net income or Partners’ equity.

Note 3 − Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner – derivatives” in the case of net unrealized gains or “Due to Managing General Partner – derivatives” in the case of net unrealized losses.  Undistributed oil and natural gas revenues collected by the MGP from the Partnership’s customers of $894,254 and $1,244,972 as of December 31, 2008 and 2007, respectively, are included in the balance sheet caption “Due from Managing General Partner-other, net.”  The $1,244,972 of undistributed oil and natural gas revenues at December 31, 2007 has been reclassified from “Accounts Receivable” to “Due from Managing General Partner – other, net” to conform to current year presentation.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $854,151 and $135,056 as of December 31, 2008 and 2007, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents transactions with the Managing General Partner and its affiliates for years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007

Well charges (1) (2)	$318,506	$318,688
Supplies and equipment (3)	983,313	639,968
Gathering, compression and processing fees (4)	243,659	297,115
Direct costs - general and administrative (5)	432,297	101,279
Cash distributions (6)	2,482,262	3,079,625

(1)	Under the Drilling and Operating Agreement, the Managing General Partner, as operator of the wells, receives the following from the Partnership when the wells begin producing:
•	reimbursement at actual cost for all direct expenses incurred on behalf of the Partnership;
•	monthly well operating charges for operating and maintaining the wells during producing operations at a competitive rate; and
•	monthly administration charge for Partnership activities.

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

The well operating charges cover all normal and regularly recurring operating expenses for the production, delivery, and sale of natural gas and oil, such as:

•	well tending, routine maintenance, and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing production related reports to the Partnership and government agencies.

The well supervision fees do not include costs and expenses related to:
•	the purchase of equipment, materials, or third-party services;
•	the cost of compression and third-party gathering services, or gathering costs;
•	brine disposal; and
•	rebuilding and maintenance of access roads.

These costs are charged at the invoice cost of the materials purchased or the third-party services performed.

(2)
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

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

(3)
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

(4)
The Managing General Partner is reimbursed by the Partnership for all direct costs expended by them on the Partnership’s behalf for administrative and professional fees, such as legal expenses, audit fees and engineering fees for reserve reports.

(5)
The Agreement provides for the allocation of cash distributions 70% to the Investor Partners and 30% to the Managing General Partner.  For additional disclosure regarding the allocation of cash distributions, refer to Note 6, Partners’ Equity and Cash Distributions.

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

The following table presents the usage of the drilling advances to the Managing General Partner based on the drilling activities of the Managing General Partner.

	Year Ended December 31, 2008	Year Ended December 31, 2007

Purchases of leases	$-	$3,119
Drilling costs	494,934	1,492,591
Drilling compensation	69,291	209,399
Drilling advances to Managing General Partner	(253,556)	(1,705,109)

In 2008, the Partnership incurred $310,668 of additional drilling costs in excess of drilling advances paid to the Managing General Partner.  These costs were paid by PDC on behalf of the Partnership and have been recorded as a liability in the account “Due from (to) Managing General Partner – other, net” and will be funded by a reduction in future distributions to the Partnership.

Note 4 − Derivative Financial Instruments

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

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Concentration of Credit Risk. A significant portion of the Partnership’s liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing oil and natural gas.  These arrangements expose the Partnership to credit risk.  These contracts consist of fixed-price swaps, basis swaps and collars.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.  The Managing General Partner seeks to diversify counterparty exposure by entering into transactions with high-quality counterparties including two investment grade financial institutions.  The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2008 and 2007 and no valuation allowance has been recorded by the Partnership.  However, the recent disruption in the credit market has had a significant impact on a number of financial institutions.  The Managing General Partner believes that its procedures are sufficient and customary, but no amount of analysis can guarantee performance in these uncertain times.

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the fixed-price swaps, collars and basis protection swaps which remain in effect at December 31, 2008, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.

•
For swap instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
Floors contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Valuation of a contract’s fair value is performed internally.  While the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  At December 31, 2008 and 2007, the Partnership had the following asset and liability positions related to its open commodity based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	December 31,
	2008	2007

Derivative net assets (liabilities)
Oil and gas sales activities:
Fixed-price natural gas swaps	$928,735	$-
Oil collars	-	71,282
Natural gas collars	966,019	-
Natural gas basis protection swaps	(146,176)	1,309
Fixed-price oil swaps	1,500,101	(452,778)

Estimated net fair value of derivative instruments	$3,248,679	$(380,187)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets:

	December 31,
	2008	2007
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives, net	$2,465,581	$-

Fair value of other assets-long term
Due from Managing General Partner-derivative, net	929,275	-
	3,394,856	-

Fair value of current liabilities
Due to Managing General Partner-derivatives, net	-	(380,187)

Fair value of other liabilities-long term
Due to Managing General Partner-derivatives	(146,177)	-

Net fair value of commodity based derivatives- asset (liability)	$3,248,679	$(380,187)

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations:

	Year Ended December 31
	2008	2007
Realized gains (losses)
Oil	$(142,973)	$(24,151)
Natural Gas	257,789	529,222
Total realized gain, net	114,816	505,071
Unrealized gain (loss)	3,628,866	(1,404,267)
Oil and gas price risk management, gain (loss), net	$3,743,682	$(899,196)

Note 5 − Fair Value of Financial Instruments

Derivative Financial Instruments

Determination of fair value.  The Partnership measures fair value based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  Thus, no valuation allowance has been recorded by the Partnership as of December 31, 2008.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Valuation hierarchy.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG based natural gas swaps, NYMEX based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  The following table presents the Partnership’s assets and liabilities for each hierarchy level, including both current and non-current portions, measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity based derivatives	$-	$-	$3,248,679	$3,248,679
Net fair value of commodity based derivatives	$-	$-	$3,248,679	$3,248,679

The table below sets forth a reconciliation of our Level 3 fair value measurements in which derivative asset and liability fair values are presented on a “net” basis.  See Note 4, Derivative Financial Instruments for additional disclosure related to the Partnership’s derivative financial instruments.

Year Ended December 31, 2008
Fair value, net asset (liability), beginning of period	$(380,187)
Realized and unrealized gains (losses) included in oil and gas price risk management gain (loss), net	3,743,682
Purchases, sales, issuances and settlements, net	(114,816)
Fair value, net asset, end of period	$3,248,679

Non-Derivative Financial Instruments

The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

Note 6 − Partners’ Equity and Cash Distributions

Partners’ Equity

A unit represents the individual interest of an individual investor partner in the Partnership.  No public market exists or will develop for the units.  While units of the Partnership are transferable, assignability of the units is limited, requiring the consent of the Managing General Partner.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Allocation of Partners’ Interest

The table below summarizes the participation of the Investor Partners and the Managing General Partner in the revenues and costs of the Partnership.

	Investor Partners	Managing General Partner
Partnership Revenue:
Oil and gas sales	70%	30%
Oil and gas price risk management gain (loss)	70%	30%
Sale of productive properties	70%	30%
Sale of equipment	70%	30%
Sale of undeveloped leases	70%	30%
Interest income	70%	30%

Partnership Costs:
Organization costs (a)	0%	100%
Broker-dealer commissions and expenses/syndication costs (a)	100%	0%
Cost of oil and gas properties: (b)
Undeveloped lease costs	0%	100%
Tangible well costs	0%	100%
Intangible drilling costs	100%	0%
Other costs and expenses:
Management fee (c)	100%	0%
Production and operating costs (d)	70%	30%
Depreciation, depletion and amortization expense	70%	30%
Accretion of asset retirement obligations	70%	30%
Direct costs - general and administrative (e)	70%	30%

(a)
The Managing General Partner paid all legal, accounting, printing, and filing fees associated with the organization of the Partnership and the offering of units and is allocated 100% of these costs.  The Investor Partners paid all dealer manager commissions, discounts, and due diligence reimbursements and are allocated 100% of these costs.

(b)	These allocations are for tax reporting purposes and do not impact cash distributions.

(c)	Represents a one-time fee paid to the Managing General Partner on the day the Partnership was funded equal to 1-1/2% of total investor subscriptions.

(d)	Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(e)
The Managing General Partner receives monthly reimbursement from the Partnership for direct costs – general and administrative costs incurred by the Managing General Partner on behalf of the Partnership.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents the allocation of net income to the Investor Partners and the Managing General Partner for each of the periods presented:

	Year Ended December 31,
	2008	2007

Net income allocated to Investor Partners:
70% of Net Income allocable to the Investor Partners	$5,142,491	$2,031,513

Net income allocated to Managing General Partner:
30% of Net Income allocable to the Managing General Partner	2,203,925	870,649

Net income allocated to partners	$7,346,416	$2,902,162

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution not less frequently than quarterly.  The Managing General Partner will determine and distribute, if funds are available for distribution, cash on a monthly basis.  The Managing General Partner will make cash distributions of 70% to the Investor Partners and 30% to the Managing General Partner throughout the term of the Partnership.  The Partnership has paid cash distributions each month since July 2006.  Distributions for the years ended December 31, 2008 and 2007 were $8,294,184 and $10,440,213, respectively.

Note 7− Oil and Gas Properties

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on December 30, 2005 with payments made for all planned drilling and completion costs for the Partnership in 2005.  Costs capitalized for these activities at December 31, 2008 and 2007 are as follows:

	2008	2007

Leasehold costs	$459,554	$459,554
Development costs	40,699,284	40,326,237
Oil and gas properties, successful efforts method	41,158,838	40,785,791
Drilling advances to Managing General Partner	-	253,556
Oil and gas properties at cost	41,158,838	41,039,347
Less: Accumulated depreciation, depletion and amortization	(13,572,027)	(10,188,507)
Oil and gas properties, net	$27,586,811	$30,850,840

“Drilling advances to Managing General Partner” represent unused prepayments to the Managing General Partner for the development of oil and gas properties which will be used for future capital costs.  Development costs include the Partnership’s asset retirement obligations.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Financial Statements

Note 8 − Asset Retirement Obligations

Changes in the carrying amount of asset retirement obligations associated with the Partnership’s working interest in oil and natural gas properties are as follows:

	2008	2007

Balance at beginning of period	$355,379	$332,434
Obligations assumed with developmental activities	-	6,325
Accretion expense	17,804	16,620
Balance at end of period	$373,183	$355,379

If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Obligations assumed with developmental activities are due to drilling activity which occurred during 2007.

Note 9 − Commitments and Contingencies

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

The court approved a stay in proceedings until September 22, 2008 while the parties pursued mediation of the matter.  Based on the mediation held on May 28, 2008, and subsequent negotiations, $74,412 was accrued by the Partnership for this litigation for the year ended December 31, 2007.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 38 wells in the Wattenberg field.

On October 10, 2008, the court issued preliminary approval of the settlement agreement.  The portion of the proposed settlement related to the Partnership’s wells for all periods through December 31, 2008, is approximately $111,000 which includes legal fees of approximately $8,000.  In November 2008, the Managing General Partner paid into an escrow account, on behalf of the Partnership, amounts due under the settlement.  These amounts will be deducted from future Partnership distributions.  Notice of the settlement was mailed to members of the class action suit in fourth quarter 2008.  The final settlement was approved by the court at a hearing on April 7, 2009.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

Costs Incurred in Oil and Gas Property Development Activities

Costs incurred in oil and gas property development are presented below:

	2008	2007

Leasehold costs	$-	$6,385
Development costs	497,603	3,597,081
Colorado sales tax refund	(124,556)	-
Total costs incurred	$373,047	$3,603,466

Development costs include costs incurred to gain access to and prepare development well locations for drilling, to recomplete wells, and to provide facilities to extract, treat, gather and store oil and gas.

During 2008, the Partnership received a $124,555 refund from the State of Colorado for state sales taxes charged during 2005 and 2006 on well tubing and casing purchases during the Partnership’s drilling operations, which have subsequently been determined to be tax-exempt.  The refund has been accounted for as a reduction of the costs of oil and gas properties previously capitalized.  The Partnership periodically invests in equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection which totaled approximately $38,000 in 2008.

Net Proved Oil and Gas Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers. Ryder Scott Company, L.P. prepared Partnership reserve reports estimating proved reserves at December 31, 2008 and 2007. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

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

The following Partnership reserve estimates present the estimate of the proved gas and oil reserves and net cash flows of the Partnership’s properties all of which are located in the United States.  The Managing General Partner’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

Below are the net quantities of net proved reserves of the Partnership’s properties.

	Oil (MBbl)
	2008	2007
Proved reserves:
Beginning of year	762	493
Revisions of previous estimates	(78)	345
Production	(46)	(76)
End of Year, December 31	638	762

	Gas (MMcf)
	2008	2007
Proved reserves:
Beginning of year	9,791	12,671
Revisions of previous estimates	601	(1,667)
Production	(874)	(1,213)
End of Year, December 31	9,518	9,791

	December 31,
Proved Developed Reserves	2008	2007

Oil (MBbl)	188	364
Natural Gas (MMcf)	7,099	8,125

Definitions used throughout Supplemental Oil and Gas Information-Unaudited
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet

At December 31, 2008, the Partnership’s estimated proved oil and natural gas reserves experienced a net downward revision of previous estimates of 78 MBbls of oil and an upward revision of 601 MMcfs of natural gas, respectively.  This net revision is the result of a downward revision of proved developed producing reserves amounting to approximately 130 MBbls of oil and 152 MMcfs of natural gas, partially offset by an upward revision of proved undeveloped reserves amounting to approximately 52 MBbls of oil and 753 MMcfs of natural gas.  The downward revision to proved developed producing reserves was primarily due to reduced economics resulting from significantly lower year-end oil and natural gas prices and higher per-well operating costs at December 31, 2008. The upward revision to proved undeveloped reserves was due primarily to an increase in the production curve based upon a detailed analysis of the results of the Codell zone refractures in the Wattenberg Field performed by PDC, the Managing General Partner, over the last several years.

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

	As of December 31,
	2008	2007
	(in thousands)

Future estimated revenues	$69,600	$128,592
Future estimated production costs	(25,212)	(30,514)
Future estimated development costs	(7,185)	(7,147)
Future net cash flows	37,203	90,931
10% annual discount for estimated timing of cash flows	(19,191)	(45,025)
Standardized measure of discounted future estimated net cash flows	$18,012	$45,906

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows for the years ended December 31, 2008 and 2007:

	For the year ended December 31,
	2008	2007
	(in thousands)

Sales of oil and gas production, net of production costs	$(7,495)	$(8,206)
Net changes in prices and production costs	(22,194)	15,028
Revisions of previous quantity estimates	(190)	7,721
Accretion of discount	4,151	2,647
Timing and other	(2,167)	(3,037)
Net change	$(27,895)	$14,153

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

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Supplemental Oil and Gas Information - Unaudited

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average December 31 price used for each commodity at December 31, 2008 and 2007 is presented below.

	Year End Price
As of December 31,	Oil (per Bbl)	Gas (per Mcf)
2008	$38.46	$4.73
2007	80.20	6.89

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

BALANCE SHEETS	As of
Assets	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Current assets:
Cash and cash equivalents	$72,373	$79,555	$91,081	$219,706
Accounts receivable	1,021,894	1,368,722	590,986	397,959
Accounts receivable - other	-	124,555	124,555	-
Oil inventory	34,168	38,735	40,660	30,405
Due from Managing General Partner-derivatives, net	32,677	-	1,135,360	2,465,581
Due from Managing General Partner-other, net	1,813,694	1,088,250	1,007,773	745,795
Total current assets	2,974,806	2,699,817	2,990,415	3,859,446

Oil and gas properties, successful efforts method	40,801,867	41,082,842	41,090,530	41,158,838
Drilling advances to Managing General Partner	222,038	-	-	-
Oil and gas properties, at cost	41,023,905	41,082,842	41,090,530	41,158,838
Less: Accumulated depreciation, depletion and amortization	(11,053,854)	(11,952,116)	(12,680,862)	(13,572,027)
Oil and gas properties, net	29,970,051	29,130,726	28,409,668	27,586,811

Due from Managing General Partner-derivatives, net	48,057	-	489,821	929,275
Total noncurrent assets	30,018,108	29,130,726	28,899,489	28,516,086

Total Assets	$32,992,914	$31,830,543	$31,889,904	$32,375,532

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$232,449	$309,854	$211,166	$91,588
Due to Managing General Partner-derivatives, net	958,887	2,532,468	321,805	-
Total current liabilities	1,191,336	2,842,322	532,971	91,588

Due to Managing General Partner-derivatives, net	252,352	1,023,970	317,507	146,177
Asset retirement obligations	359,830	364,281	368,732	373,183
Total liabilities	1,803,518	4,230,573	1,219,210	610,948

Partners' equity:
Managing General Partner	7,792,643	6,715,815	7,637,033	7,965,201
Limited Partners - 1,786.78 units issued and outstanding	23,396,753	20,884,155	23,033,661	23,799,383
Total Partners' equity	31,189,396	27,599,970	30,670,694	31,764,584

Total Liabilities and Partners' Equity	$32,992,914	$31,830,543	$31,889,904	$32,375,532

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)
BALANCE SHEETS	As of
Assets	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Current assets:
Cash and cash equivalents	$33,461	$52,111	$63,984	$63,599
Accounts receivable	1,327,848	1,052,567	905,866	899,341
Due from Managing General Partner-derivatives, net	393,949	506,410	519,895	-
Due from Managing General Partner-other, net	1,786,173	1,794,523	1,767,924	1,481,279
Total current assets	3,541,431	3,405,611	3,257,669	2,444,219

Oil and gas properties, successful efforts method	37,382,032	39,947,543	40,030,883	40,785,791
Wells in progress	2,711,435	-	-	-
Drilling advances to Managing General Partner	1,022,892	1,141,323	1,001,500	253,556
Oil and gas properties, at cost	41,116,359	41,088,866	41,032,383	41,039,347
Less: Accumulated depreciation, depletion and amortization	(7,180,026)	(8,284,779)	(9,312,080)	(10,188,507)
Oil and gas properties, net	33,936,333	32,804,087	31,720,303	30,850,840

Due from Managing General Partner-derivatives, net	-	82,958	28,644	-
Due from Managing General Partner-other, net	102,242	188,161	264,016	264,016
Total noncurrent assets	34,038,575	33,075,206	32,012,963	31,114,856

Total Assets	$37,580,006	$36,480,817	$35,270,632	$33,559,075

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$274,095	$233,190	$201,581	$111,157
Due to Managing General Partner-derivatives, net	-	-	-	380,187
Due to Managing General Partner-other, net	-	-	-	-
Total current liabilities	274,095	233,190	201,581	491,344

Asset retirement obligations	342,914	347,069	351,224	355,379
Total liabilities	617,009	580,259	552,805	846,723

Partners' equity:
Managing General Partner	9,466,293	9,165,225	8,833,407	8,243,538
Limited Partners - 1,786.78 units issued and outstanding	27,496,704	26,735,333	25,884,420	24,468,814
Total Partners' equity	36,962,997	35,900,558	34,717,827	32,712,352

Total Liabilities and Partners' Equity	$37,580,006	$36,480,817	$35,270,632	$33,559,075

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
STATEMENTS OF OPERATIONS	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues:
Oil and gas sales	$2,708,743	$3,482,921	$2,401,908	$1,292,214
Oil and gas price risk management (loss) gain, net	(864,936)	(3,075,778)	4,567,436	3,116,960
Total revenues	1,843,807	407,143	6,969,344	4,409,174

Operating costs and expenses:
Production and operating costs	638,352	690,307	580,116	481,760
Direct costs - general and administrative	38,691	173,687	112,655	107,264
Depreciation, depletion and amortization	865,347	898,262	728,746	891,165
Exploratory dry hole costs	19,440	16,064	35,603	34,213
Accretion of asset retirement obligations	4,451	4,451	4,451	4,451
Total operating costs and expenses	1,566,281	1,782,771	1,461,571	1,518,853

Income (loss) from operations	277,526	(1,375,628)	5,507,773	2,890,321

Interest income	14,380	11,689	10,024	10,331

Net income (loss)	$291,906	$(1,363,939)	$5,517,797	$2,900,652

Net income (loss) allocated to partners	$291,906	$(1,363,939)	$5,517,797	$2,900,652
Less: Managing General Partner interest in net income (loss)	87,572	(409,182)	1,655,339	870,196
Net income (loss) allocated to Investor Partners	$204,334	$(954,757)	$3,862,458	$2,030,456

Net income (loss) per Investor Partner unit	$114	$(534)	$2,162	$1,136

Investor Partner units outstanding	1,786.78	1,786.78	1,786.78	1,786.78

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
STATEMENTS OF OPERATIONS	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues:
Oil and gas sales	$3,178,054	$2,670,716	$2,357,890	$2,144,313
Oil and gas price risk management (loss) gain, net	(647,790)	321,150	221,114	(793,670)
Total revenues	2,530,264	2,991,866	2,579,004	1,350,643

Operating costs and expenses:
Production and operating costs	620,601	507,452	535,932	480,793
Direct costs - general and administrative	403	75,178	430	25,268
Depreciation, depletion and amortization	1,302,364	1,104,753	1,027,301	876,427
Exploratory dry hole costs	900	27,492	56,483	(6,964)
Accretion of asset retirement obligations	4,155	4,155	4,155	4,155
Total operating costs and expenses	1,928,423	1,719,030	1,624,301	1,379,679

Income (loss) from operations	601,841	1,272,836	954,703	(29,036)

Interest income	40,034	25,914	18,801	17,069

Net income (loss)	$641,875	$1,298,750	$973,504	$(11,967)

Net income (loss) allocated to partners	$641,875	$1,298,750	$973,504	$(11,967)
Less: Managing General Partner interest in net income (loss)	192,563	389,624	292,051	(3,590)
Net income (loss) allocated to Investor Partners	$449,312	$909,126	$681,453	$(8,377)

Net income (loss) per Investor Partner unit	$251	$509	$381	$(5)

Investor Partner units outstanding	1,786.78	1,786.78	1,786.78	1,786.78

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Cash Flows
(Unaudited)

Statements of Cash Flows	Three Months Ended March 31, 2008	Six Months Ended June 30, 2008	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income (loss)	$291,906	$(1,072,033)	$4,445,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	865,347	1,763,609	2,492,355
Accretion of asset retirement obligations	4,451	8,902	13,353
Unrealized loss (gain) on derivative transactions	750,318	3,176,251	(1,366,056)
Exploratory dry hole costs	19,440	35,504	71,107
Changes in operating assets and liabilities:
Increase in accounts receivable	(122,553)	(469,381)	308,355
Increase in accounts receivable - other	-	(124,555)	(124,555)
Increase in oil inventory	(34,168)	(38,735)	(40,660)
Increase in accounts payable and accrued expenses	121,292	198,697	100,009
(Increase) decrease in due from/to Managing General Partner, net	(68,399)	479,382	521,890
Net cash provided by operating activities	1,827,634	3,957,641	6,421,562

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(3,998)	(25,891)	(31,213)
Proceeds from Colorado sales tax refund related to capital purchases	-	124,555	124,555
Net cash (used in) provided by investing activities	(3,998)	98,664	93,342

Cash flows from financing activities:
Distributions to Partners	(1,814,862)	(4,040,349)	(6,487,422)
Net cash used in financing activities	(1,814,862)	(4,040,349)	(6,487,422)

Net increase in cash and cash equivalents	8,774	15,956	27,482
Cash and cash equivalents, beginning of period	63,599	63,599	63,599
Cash and cash equivalents, end of period	$72,373	$79,555	$91,081

Supplemental disclosure of non-cash activity:
Non-cash well costs - due to Managing General Partner	$-	$177,663	$215,632

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Condensed Quarterly Statements of Cash Flows
(Unaudited)

Statements of Cash Flows	Three Months Ended March 31, 2007	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$641,875	$1,940,625	$2,914,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,302,364	2,407,117	3,434,418
Accretion of asset retirement obligations	4,155	8,310	12,465
Unrealized loss on derivative transactions	630,130	434,712	475,541
Exploratory dry hole costs	900	28,392	84,875
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,813,779	2,089,060	2,235,761
Decrease in accounts payable and accrued expenses	(95,307)	(136,212)	(167,821)
Decrease in due from/to Managing General Partner, net	(355,482)	(449,751)	(499,007)
Net cash provided by operating activities	3,942,414	6,322,253	8,490,361

Cash flows from financing activities:
Distributions to Partners	(3,929,281)	(6,290,470)	(8,446,705)
Net cash used in financing activities	(3,929,281)	(6,290,470)	(8,446,705)

Net increase in cash and cash equivalents	13,133	31,783	43,656
Cash and cash equivalents, beginning of period	20,328	20,328	20,328
Cash and cash equivalents, end of period	$33,461	$52,111	$63,984

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to oil and gas properties	$6,325	$6,325	$6,325

See accompanying notes to unaudited condensed quarterly financial statements.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 1 - Basis of Presentation

The Rockies Region Private Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on December 6, 2005 (date of inception), in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.

The accompanying interim financial statements have been prepared without audit in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X, Rule 8-03(a) and (b) of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in the accompanying audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the Partnership's financial position and results of operations for the periods presented.  Results of operations for the three months ended March 31, June 30, September 30, and December 31, 2008 and 2007, respectively, are also not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives” in the case of net unrealized gains or “Due to Managing General Partner–derivatives” in the case of net unrealized losses.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers of $1,798,082, $1,618,149, $1,452,023 and $1,244,972 as of March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively, and $1,686,848, $2,114,200, $1,810,922 and $894,254 at March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner – other, net.”  The undistributed oil and natural gas revenues at March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 have been reclassified from “Accounts Receivable” to “Due from Managing General Partner – other, net,” to conform to current year presentation.   Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet caption “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are also recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

The following table presents transactions with the Managing General Partner and its affiliates during the quarters ended March 31, June 30, September 30 and December 31, for the years 2008 and 2007:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Transaction
Well charges	$80,001	$78,503	$79,502	$80,500
Supplies and equipment	271,061	226,363	229,982	255,907
Gathering, compression and processing fees	54,841	75,587	59,466	53,765
Direct costs- general and administrative	38,691	173,687	112,655	107,264
Cash distributions*	538,467	667,646	734,121	542,028

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Transaction
Well charges	$77,987	$78,104	$77,604	$84,993
Supplies and equipment	163,498	199,601	125,948	150,921
Gathering, compression and processing fees	97,985	77,695	74,752	46,683
Direct costs- general and administrative	403	75,178	430	25,268
Cash distributions*	1,178,783	690,693	623,868	586,281

*Distributions commenced in July 2006.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 3 - Derivative Financial Instruments

The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the fixed-price swaps, collars and basis protection swaps, which remain in effect at December 31, 2008, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.

•
For swap instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
Floors contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Valuation of a contract’s fair value is performed internally.  While the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  During 2008 and 2007, at the end of the three month periods noted below, the Partnership had the following asset and liability positions related to its open commodity-based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Derivative net assets (liabilities)
Oil and gas sales activities:
Fixed-price natural gas swaps	$(586,753)	$(1,526,466)	$998,337	$928,735
Oil collars	(112,983)	-	-	-
Natural gas collars	(64,357)	(77,037)	545,005	966,019
Natural gas basis protection swaps	-	-	-	(146,176)
Fixed-price oil swaps	(366,412)	(1,952,935)	(557,472)	1,500,101

Estimated net fair value of derivative instruments	$(1,130,505)	$(3,556,438)	$985,870	$3,248,679

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Derivative net assets (liabilities)
Oil and gas sales activities:
Natural gas collars	$(92,159)	$492,364	$403,427	$71,282
Natural gas floors	481,671	96,469	145,076	1,309
Oil floors	4,437	535	36	-
Fixed-price oil swaps	-	-	-	(452,778)

Estimated net fair value of derivative instruments	$393,949	$589,368	$548,539	$(380,187)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets at March 31, June 30, September 30 and December 31, 2008 and 2007 respectively:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives, net	$32,677	$-	$1,135,360	$2,465,581

Fair value of other assets-long term
Due from Managing General Partner-derivative, net	48,057	-	489,821	929,275
	80,734	-	1,625,181	3,394,856

Fair value of current liabilities
Due to Managing General Partner-derivatives, net	(958,887)	(2,532,468)	(321,805)	-

Fair value of other liabilities-long term
Due to Managing General Partner-derivatives, net	(252,352)	(1,023,970)	(317,507)	(146,177)
	(1,211,239)	(3,556,438)	(639,312)	(146,177)

Net fair value of commodity based derivatives- asset (liability)	$(1,130,505)	$(3,556,438)	$985,869	$3,248,679

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives, net	$393,949	$506,410	$519,895	$-

Fair value of other assets-long term
Due from Managing General Partner-derivatives, net	-	82,958	28,644	-
	393,949	589,368	548,539	-

Fair value of current liabilities
Due to Managing General Partner-derivatives, net	-	-	-	(380,187)
	-	-	-	(380,187)

Net fair value of commodity based derivatives- asset (liability)	$393,949	$589,368	$548,539	$(380,187)

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations for the three-months ended March 31, June 30, September 30 and December 31 for the years indicated:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Realized gains (losses)
Oil	$(72,794)	$(175,769)	$(126,619)	$232,209
Natural gas	(41,824)	(474,076)	151,747	621,942
Total realized gain (loss), net	(114,618)	(649,845)	25,128	854,151
Unrealized gain (loss)	(750,318)	(2,425,933)	4,542,308	2,262,809
Oil and gas price risk management gain (loss), net	$(864,936)	$(3,075,778)	$4,567,436	$3,116,960

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Realized gains (losses)
Oil	$(9,851)	$(8,483)	$(2,868)	$(2,949)
Natural gas	(7,808)	134,214	264,811	138,005
Total realized gain (loss), net	(17,659)	125,731	261,943	135,056
Unrealized gain (loss)	(630,131)	195,419	(40,829)	(928,726)
Oil and gas price risk management gain (loss), net	$(647,790)	$321,150	$221,114	$(793,670)

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 4 - Fair Value of Financial Instruments

Derivative Financial Instruments

The Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements.

Valuation hierarchy.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  Fair value Level 3 inputs are unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG based natural gas swaps, NYMEX based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

The following table presents the Partnership’s assets and liabilities including both current and non-current portions, measured at fair value on a recurring basis for the three months ended March 31, June 30, September 30 and December 31, 2008:

	Level 3
	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Assets:
Commodity based derivatives	$80,734	$-	$1,625,181	$3,394,856

Liabilities:
Commodity based derivatives	(1,211,239)	(3,556,438)	(639,312)	(146,177)

Net fair value of commodity based derivatives	$(1,130,505)	$(3,556,438)	$985,869	$3,248,679

The table below sets forth a reconciliation of our Level 3 fair value measurements in which derivative asset and liability fair values are presented on a “net” basis.  See Note 3 for additional disclosure related to the Partnership’s derivative financial instruments.

	Three months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fair value, net (liability) asset, beginning of period	$(380,187)	$(1,130,505)	$(3,556,438)	$985,869
Realized and unrealized losses included in oil and gas price risk management gain (loss), net	(864,936)	(3,075,778)	4,567,436	3,116,960
Purchases, sales, issuances and settlements, net	114,618	649,845	(25,129)	(854,150)
Fair value, net (liability) asset, end of period	$(1,130,505)	$(3,556,438)	$985,869	$3,248,679

The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on Partnership liabilities.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  Thus, no valuation allowance has been recorded by the Partnership as of December 31, 2008.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 5 - Capitalized Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on December 30, 2005 with payments made for all planned drilling and completion costs for the Partnership made in December 2005.  Costs capitalized for these activities are as follows:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Leasehold costs	$459,554	$459,554	$459,554	$459,554
Development costs	40,342,313	40,623,288	40,630,976	40,699,284
Oil and gas properties, successful efforts method	40,801,867	41,082,842	41,090,530	41,158,838
Drilling advances to Managing General Partner	222,038	-	-	-
Oil and gas properties, at cost	41,023,905	41,082,842	41,090,530	41,158,838
Less: Accumulated depreciation, depletion and amortization	(11,053,854)	(11,952,116)	(12,680,862)	(13,572,027)
Oil and gas properties, net	$29,970,051	$29,130,726	$28,409,668	$27,586,811

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Leasehold costs	$454,873	$459,380	$459,398	$459,554
Development costs	36,927,159	39,488,163	39,571,485	40,326,237
Oil and gas properties, successful efforts method	37,382,032	39,947,543	40,030,883	40,785,791
Wells in progress	2,711,435	-	-	-
Drilling advances to Managing General Partner	1,022,892	1,141,323	1,001,500	253,556
Oil and gas properties, at cost	41,116,359	41,088,866	41,032,383	41,039,347
Less: Accumulated depreciation, depletion and amortization	(7,180,026)	(8,284,779)	(9,312,080)	(10,188,507)
Oil and gas properties, net	$33,936,333	$32,804,087	$31,720,303	$30,850,840

“Drilling advances to Managing General Partner” represent unused prepayments to the Managing General Partner for the development of oil and gas properties which will be used for future capital costs.  Development costs include the Partnership’s asset retirement obligations.

Note 6 - Commitments and Contingencies

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

The court approved a stay in proceedings until September 22, 2008 while the parties pursued mediation of the matter.  Based on the mediation held on May 28, 2008, and subsequent negotiations, $74,412 was accrued by the Partnership for this litigation for the year ended December 31, 2007.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 38 wells in the Wattenberg field.

Index

ROCKIES REGION PRIVATE LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

On October 10, 2008, the court issued preliminary approval of the settlement agreement.  The portion of the proposed settlement plus legal fees related to the Partnership’s wells at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 was $74,412, $74,412, $74,412, $82,806, $89,521, $99,304 and $110,932, respectively.  In November 2008, the Managing General Partner paid into an escrow account, on behalf of the Partnership, amounts due under the settlement.  These amounts will be deducted from future Partnership distributions.  Notice of the settlement was mailed to members of the class action suit in fourth quarter 2008 and the final settlement was approved by the court at a hearing on April 7, 2009.